Form 10-Q
period 2023-06-30
Gouverneur Bancorp, Inc./MD/
filed 2023-09-28
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 333-272548

GOUVERNEUR BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Statement or Other Jurisdiction of Incorporation or Organization)	37-2102925 (I.R.S. Employer Identification No.)

42 Church Street, Gouverneur, New York (Address of Principal Executive Offices)	13642 (Zip Code)

(315) 287-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of the issuer’s common stock, as of September 27, 2023:  0 shares.

EXPLANATORY NOTE

Gouverneur Bancorp, Inc., a Maryland corporation (the “Company”), filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 14, 2023. The Form S-1 includes financial statements for the Company’s fiscal year ended September 30, 2022 and the three and six months ended March 31, 2023. The Company is filing this Quarterly Report on Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, to file financial statements for the first quarter subsequent to the quarter reported upon in the Form S-1.

The Company was incorporated in June 2023 by Gouverneur Bancorp, Inc. (“Gouverneur Bancorp”), a federally-chartered corporation currently existing as the mid-tier holding company for Gouverneur Savings and Loan Association, Gouverneur, New York (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company, has not issued any shares, has engaged only in organizational activities to date and has no significant assets, contingent or other liabilities, revenues or expenses. Therefore, the information presented in this report is on a consolidated basis for Gouverneur Bancorp.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	June 30,	September 30,
	2023	2022
	(unaudited)
Assets:
Cash and due from banks	$6,041	$10,109
Interest-bearing deposits in bank	1,689	4,235
Total cash and cash equivalents	7,730	14,344

Time Deposits in other financial institutions	728	718
Securities available-for-sale	47,229	49,645
Securities held-to-maturity (fair value June 30, 2023 and September 30, 2022: $1)	1	1

Acquired loans, net of discount at June 30, 2023: $1,038 and September 30, 2022: $1,205	34,243	36,777
Loans receivable, net of allowance for loan losses: June 30, 2023: $598 and September 30, 2022: $621	90,819	88,334
Loans receivable, net	125,062	125,111

Federal Home Loan Bank and Atlantic Community Bankers Bank stock, at cost	1,393	895
Bank owned life insurance	6,947	6,841
Premises and equipment, net	3,137	3,155
Foreclosed real estate, net	132	75
Core deposit intangible	2,195	2,542
Goodwill	3,956	3,956
Accrued interest receivable and other assets	4,631	5,736
Total assets	$203,141	$213,019

Liabilities:
Deposits: Non-interest-bearing demand	$19,286	$25,760
NOW and money market	49,906	54,085
Savings and club	70,630	83,735
Time certificates	20,797	20,371
Total deposits	160,619	183,951

Advances from the Federal Home Loan Bank	11,990	—
Advanced payments from borrowers for taxes and insurance	1,076	433
Accrued interest payable and other liabilities	3,202	3,806
Total liabilities	176,887	188,190

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,031,377 shares issued	24	24
Additional paid-in capital	5,035	5,035
Retained earnings	28,156	28,128
Accumulated other comprehensive loss	(2,891)	(4,288)
Treasury Stock, at cost, (shares June 30, 2023: 352,231: September 30, 2022: 352,233)	(4,070)	(4,070)
Total shareholders' equity	26,254	24,829
Total liabilities and shareholders' equity	$203,141	$213,019

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans, net	$1,529	$971	$4,498	$2,950
Net swap income (expense) on loan hedge	—	(42)	41	(165)
Securities-taxable	366	39	1,058	101
Securities-non-taxable	120	113	396	353
Other short-term investments	18	6	72	8
Total interest income	2,033	1,087	6,065	3,247

Interest expense:
Deposits	138	64	184	222
Borrowings – short term and long term	125	—	178	—
Net swap income on borrowing hedge	(76)	—	(76)	—
Total interest expense	187	64	286	222

Net interest income	1,846	1,023	5,779	3,025
Provision for loan losses	30	15	92	46
Net interest income after provision for loan losses	1,816	1,008	5,687	2,979

Non-interest income:
Service charges	79	71	248	201
Realized loss on sales of securities – AFS	—	—	(661)	—
Realized gain on swap unwound	—	—	654	—
Earnings on investment in life insurance	35	34	106	102
Earnings (loss) on deferred fees plan	8	(29)	49	(26)
Unrealized gains (loss) on swap agreements	40	434	(783)	1,527
Earnings on MPF and MAP programs	10	11	31	47
Other non-interest income	103	54	260	174
Total non-interest income (loss)	275	575	(96)	2,025

Non-interest expenses:
Salaries and employee benefits	911	531	2,587	1,660
Directors fees	71	73	214	206
Earnings (losses) on deferred fees plan	8	(29)	49	(26)
Building, occupancy and equipment	237	156	749	482
Data processing	115	64	342	194
Postage and supplies	37	20	118	50
Professional fees	131	226	357	652
Intangibles & deposit premium expense	115	—	344	—
Foreclosed assets, net	(14)	(11)	18	2
Other non-interest expense	236	152	677	451
Total non-interest expenses	1,847	1,182	5,455	3,671

Income before income tax expense	244	401	136	1,333
Income tax (benefit) expense	12	62	(96)	207
Net income	$232	$339	$232	$1,126

Earnings per common share – basic	$0.11	$0.17	$0.11	$0.55
Earnings per common share – diluted	$0.11	$0.17	$0.11	$0.55

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$232	$339	$232	$1,126
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period, net of deferred income tax (benefit)	(580)	(1,422)	1,497	(3,701)
Tax expense (benefit)	(122)	(299)	314	(777)
Post-retirement benefit (net of deferred taxes)	178	53	271	159
Tax expense	37	11	57	33
Total other comprehensive income (loss)	(317)	(1,081)	1,397	(2,798)
Total comprehensive income (loss)	$(85)	$(742)	$1,629	$(1,672)

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2023 and 2022

(In thousands, except share and per share data) (Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at March 31, 2022 (unaudited)	$24	$5,035	$27,432	$(4,070)	$(2,021)	$26,400
Comprehensive income:
Net income			339			339
Net pension and postretirement benefit costs, net of taxes					42	42
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects					(1,123)	(1,123)
Balance at June 30, 2022 (unaudited)	$24	$5,035	$27,771	$(4,070)	$(3,102)	$25,658

Balance at March 31, 2023 (unaudited)	$24	$5,035	$27,924	$(4,070)	$(2,574)	$26,339
Comprehensive income:
Net income			232			232
Net pension and postretirement benefit costs, net of taxes					141	141
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects					(458)	(458)
Balance at June 30, 2023 (unaudited)	$24	$5,035	$28,156	$(4,070)	$(2,891)	$26,254

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended June 30, 2023 and 2022

(In thousands, except share and per share data) (Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2021	$24	$5,035	$26,717	$(4,070)	$(304)	$27,402
Comprehensive income:
Net income			1,126			1,126
Net pension and postretirement benefit costs, net of taxes					126	126
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects					(2,924)	(2,924)
Cash dividends declared, $0.06 per share			(72)			(72)
Balance at June 30, 2022 (unaudited)	$24	$5,035	$27,771	$(4,070)	$(3,102)	$25,658

Balance at September 30, 2022	$24	$5,035	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income			232			232
Net pension and postretirement benefit costs, net of taxes					214	214
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects					1,183	1,183
Cash dividends declared, $0.10 per share			(204)			(204)
Balance at June 30, 2023 (unaudited)	$24	$5,035	$28,156	$(4,070)	$(2,891)	$26,254

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net Income	$232	$1,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	92	46
Net amortization of deferred fees on loans	72	78
Depreciation	166	98
Loss on subsequent write-downs of REOs	23	—
Net accretion (amortization) of securities premiums and discounts	(528)	1
Net realized loss on sales of securities available for sale	661	—
Net amortization of core deposits intangible	347	—
Earnings on investment in life insurance	(106)	(102)
Net realized losses on disposal of premises and equipment	—	1
Net realized gain on sale of foreclosed assets	(20)	(17)
(Increase) decrease in accrued interest receivable and other assets	735	(68)
Decrease in accrued interest payable and other liabilities	(334)	(3,106)
Net cash (used in) provided by operating activities	1,340	(1,943)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities available for sale	4,988	—
Proceeds from maturities and principal reductions of securities available for sale	4,609	2,016
Purchases of securities available for sale	(5,827)	(1,932)
Securities held to maturity - proceeds from maturities	—	1
Purchases of Federal Home Loan Bank stock	(498)	(8)
Net increase in loans receivable and loans held for sale	(305)	(1,407)
Proceeds from sale of foreclosed assets	130	168
Additions to premises and equipment	(148)	(87)
Net cash provided by (used in) investing activities	2,949	(1,249)
Cash flows from financing activities:
Net decrease in deposits	(23,332)	(66)
Proceeds from short-term borrowings	42,070	—
Repayments of short-term borrowings	(30,080)	—
Advance payments by borrowers for Property Taxes and Insurance, net	643	541
Cash dividends paid to common stock shareholders	(204)	(72)
Net cash provided by (used in) financing activities	(10,903)	403
Net decrease in cash and cash equivalents	(6,614)	(2,789)
Cash and cash equivalents – Beginning of Year	14,344	11,049
Cash and cash equivalents – End of Year	$7,730	$8,260
Supplemental disclosures:
Cash paid during the year for interest	$268	$234
Loans receivable transferred to foreclosed assets during the year	234	—
Write-downs on foreclosed assets through the allowance for loan losses	(44)	(25)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only subsidiary of  the Company, and GS&L Municipal Bank (“Municipal Bank”), the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of June 30, 2023 (unaudited) and September 30, 2022 and for the three and nine-month periods ended June 30, 2023 and 2022 (unaudited).  All material intercompany accounts and transactions have been eliminated in this consolidation.  These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

On September 16, 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), Cape Vincent, New York, a commercial bank with full-service offices in the villages of Cape Vincent, Chaumont and LaFargeville. At the effective time of the merger, CBCV was merged with and into Gouverneur Savings and Loan Association and each CBCV stockholder became entitled to receive $1,056.11 in cash for each share of CBCV common stock that they held at the effective time of the merger.

In conjunction with the acquisition of CBCV, The Bank formed the limited purpose Municipal Bank in order to continue to hold CBCV’s roughly $24,187,000 in municipal deposits and continue to compete for such deposits in the future.  The Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank.  The formation of the Muni Bank included an initial $2.5 million contribution from the Bank.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and the nine-month periods ended June 30, 2023 and 2022.  The results of operations for the three and nine-month periods ended June 30, 2023 are not necessarily indicative of the results which may be expected for an entire fiscal year or other periods.

The data in the consolidated statements of financial condition for September 30, 2022 was derived from the Company’s audited financial statements for the year ended September 30, 2022.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders’ equity and cash flows should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2022, including the notes thereto.  Certain amounts for the three-month and nine-month periods ended June 30, 2022 were reclassified to conform to the presentation of June 30, 2023.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, the Municipal Bank. All intercompany accounts and transactions have been eliminated in consolidation. The Municipal Bank is a New York chartered limited purpose commercial bank organized in September 2022 to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities.  The Bank views the Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

At June 30, 2023, the Municipal Bank held $27.2 million of the Bank’s $47.2 million investment securities portfolio and $19.0 million of the Bank’s deposits.

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the estimated loan losses, management obtains independent appraisals for significant properties.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions. While management uses available information to recognize losses on loans and foreclosed assets, further reductions in the carrying amounts of loans and foreclosed assets may be necessary, based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed assets. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed assets may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Revenue Recognition

The majority of the Company’s revenue stream is generated from interest income on loans and deposits which are outside the scope of “Revenue from Contracts with Customers” (Topic 606).

The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. On the following page is a summary of the revenue streams that fall within the scope of Topic 606.

Service charges on deposits, ATM, and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period.

Gains and losses on sales of other real estate – The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

Recently Issued Accounting Standards

On October 1, 2022, the Company adopted ASU 2021-10 related to guidance on “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistances”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning October 1, 2022. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts.  At October 1, 2022, the Company recognized right of use operating leases valued at approximately $43,000.  At June 30, 2023, the Company recognized right of use operating leases valued approximately $25,000.

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning October 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. In March 2022, the FASB issued ASU 2022-02, Codification Improvements to Topic 326, Financial Instruments Credit Losses, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.  The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position for periods ending after October 1, 2023, the date of adoption of this ASU. The Day one CECL adjustment is expected to be between $400,000 and $450,000 and will be reflected in our financial statements for periods ending after October 1, 2023.  Under the current method, there is no reserve calculated for the acquired Citizens Bank of Cape Vincent loans with the net discount covering the calculated reserve amount.  According to CECL guidance, prior discounts are not utilized to offset CECL reserves.  We will continue to accrete all of the discount into income and the CECL reserve will be applied at adoption, with an adjustment coming from retained earnings.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740.  This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU are effective for the Company for the fiscal year beginning October 1, 2023. Early adoption is permitted, including adoption in an interim period. If early adoption is elected, all of the amended guidance must be adopted in the same period. If early adoption is initially applied in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. We do not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment are in scope of Topic 848. ASU 2021-01 expands the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires dedesignation. The Company has signed an amended agreement with Federal Home Loan Bank of New York for the transition to SOFR which began July 1, 2023.

Note 3:  Earnings Per Common Share

Basic earnings per common share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The table below sets forth the computation of basic and diluted earnings per common share for the three and nine-month periods ending June 30, 2023 and 2022 (In thousands, except per share data) (unaudited).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Basic earnings per share:	2023	2022	2023	2022
Net income	$232	$339	$232	$1,126
Weighted average common shares outstanding used to Calculate basic and diluted earnings per common share	2,031	2,031	2,031	2,031
Basic and diluted earnings per common share	$0.11	$0.17	$0.11	$0.55

There were no dilutive or antidilutive shares at June 30, 2023 or 2022.

Note 4:  Comprehensive Income (Loss)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss at June 30, 2023 (unaudited) and September 30, 2022:

	June 30,	September 30,
	2023	2022
	(In thousands)
Pension and postretirement benefit costs, net of taxes of $106 at June 30, 2023 and $162 at September 30, 2022	$(397)	$(611)
Unrealized holding losses on available for sale securities, net of taxes of $(663) at June 30, 2023 and $(977) at September 30, 2022	(2,494)	(3,677)
	$(2,891)	$(4,288)

Note 5:  Investment Securities

The amortized cost of debt securities and their approximate fair value at June 30, 2023 (unaudited) is represented in the table on the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(unaudited) (In Thousands)
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,742	$—	$(65)	$3,677
U.S. Government Agencies	11,947	1	(173)	11,775
Mortgaged-Backed Securities	9,033	2	(432)	8,603
Municipal Securities	23,144	37	(2,518)	20,663
SBA Securities	2,514	13	(16)	2,511
	$50,380	$53	$(3,204)	$47,229
HELD TO MATURITY
Mortgage-Backed Securities	$1	$—	$—	$1

The amortized cost of debt securities and their approximate fair value at September 30, 2022 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(unaudited) (In Thousands)
AVAILABLE FOR SALE
U.S. Government Treasuries	$4,163	$—	$(4)	$4,159
U.S. Government Agencies	10,335	—	(12)	10,323
Mortgaged-Backed Securities	9,143	2	(705)	8,440
Municipal Securities	28,878	3	(3,937)	24,944
SBA Securities	1,780	—	(1)	1,779
	$54,299	$5	$(4,659)	$49,645
HELD TO MATURITY
Mortgage-Backed Securities	$1	$—	$—	$1

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2023 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities		Debt Securities
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In Thousands)
Due Within One Year	$5,093	$5,063	$—	$—
Due After One Year Through Five Years	15,441	15,229	—	—
Due After Five Years Through Ten Years	3,957	3,829	—	—
Due After Ten Years	14,342	11,994	—	—
	38,833	36,115	—	—
Mortgage-Backed & SBA Securities	11,547	11,114	1	1
	$50,380	$47,229	$1	$1

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2022 is as shown below.

	Debt Securities		Debt Securities
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,065	$4,062	$—	$—
Due After One Year Through Five Years	16,390	16,374	—	—
Due After Five Years Through Ten Years	8,572	8,162	—	—
Due After Ten Years	14,349	10,828	—	—
	43,376	39,426	—	—
Mortgage-Backed & SBA Securities	10,923	10,219	1	1
	$54,299	$49,645	$1	$1

The realized gains and losses from the sale of available-for-sale investments for the three and nine-month periods ending  June 30, 2023 and 2022 (unaudited) is as shown on the table below:

	Three Months Ended,		Nine Months Ended,
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)
	(In Thousands)
Proceeds	$—	$—	$4,988	$—
Cost	—	—	(5,649)	—
Net Realized Gains (Losses)	$—	$—	$(661)	$—
Gross Realized Gains	$—	$—	$—	$—
Gross Realized Losses	—	—	(661)	—
Net Realized Gains (Losses)	$—	$—	$(661)	$—

Information pertaining to securities with gross unrealized losses at June 30, 2023 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
June 30, 2023			Unaudited
Securities Available-for-Sale:
US Treasuries & Agencies	$238	$15,248	$—	$—	$238	$15,248
Mortgage-backed & SBA Securities	448	9,928	—	—	448	9,928
Municipal Securities	82	6,822	2,436	8,591	2,518	15,413
	$768	$31,998	$2,436	$8,591	$3,204	$40,589

Information pertaining to securities with gross unrealized losses at September 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2022
Securities Available-for-Sale:
US Treasuries & Agencies	$16	$14,481	$—	$—	$16	$14,481
Mortgage-backed & SBA Securities	287	1,175	419	1,791	706	2,966
Municipal Securities	2,562	20,731	1,375	2,742	3,937	23,473
	$2,865	$36,387	$1,794	$4,533	$4,659	$40,920

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 97 and 143 securities in an unrealized loss position of less than twelve months at June 30, 2023 and September 30, 2022, respectively which included 74 securities acquired from Citizens Bank of Cape Vincent in September 2022, and 56 and 25 securities in an unrealized loss position of 12 months or more at June 30, 2023 and September 30, 2022, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent other-than-temporary impairment of the securities.

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at June 30, 2023 (unaudited) are as shown on the table below:

	As of June 30, 2023

	Originated	Acquired	Total Loans

	(unaudited)
	(In Thousands)
Real Estate Mortgages
Residential	$74,364	$28,292	$102,656
Commercial	6,754	4,754	11,508
Construction	1,779	226	2,005
Home Equity	1,870	—	1,870
Other Loans:
Commercial Non-Mortgage	1,300	766	2,066
Automobile	2,722	255	2,977
Passbook	120	263	383
Consumer	1,985	725	2,710
Total Loans	90,894	35,281	126,175
Net Deferred Loan Costs	523	—	523
Net Discounts on Acquired Loans	—	(1,038)	(1,038)
Allowance for Loan Losses	(598)	—	(598)
Loans, Net	$90,819	$34,243	$125,062

The components of loans receivable at September 30, 2022 are as shown on the table below:

	Year Ended September 30,
	2022

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$71,061	$28,302	$99,363
Loans Held For Sale	—	—	—
Commercial	7,450	4,876	12,326
Construction	2,866	1,891	4,757
Home Equity	2,464	—	2,464
Other Loans:
Commercial Non-Mortgage	993	1,071	2,064
Automobile	1,947	329	2,276
Passbook	101	439	540
Consumer	1,496	1,074	2,570
Total Loans	88,378	37,982	126,360
Net Deferred Loan Costs	577	—	577
Net Discounts on Acquired
Loans	—	(1,205)	(1,205)
Allowance for Loan Losses	(621)	—	(621)
Loans, Net	$88,334	$36,777	$125,111

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown on the table below at June 30, 2023 (unaudited) and September 30, 2022:

	June 30, 2023	September 30, 2022
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	—	—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$35,281	$37,982
Carrying Amount	34,243	36,777
Total Acquired Loans
Outstanding Principal Balance	$35,281	$37,982
Carrying Amount	34,243	36,777

The Company had not acquired any loans with deteriorated credit quality as of September 30, 2022. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.

The Company sells first mortgage loans to third parties in the course of business, principally to FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At June 30, 2023 and September 30, 2022, the total outstanding principal balance on serviced loans was $12.6 million, and $13.3 million, respectively.  Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the Company’s portfolio. For purposes of determining the allowance for loan losses, the Company segments certain loans in its portfolio by product type. The Company’s loans are segmented into the following pools: commercial, real estate and consumer. The Company also sub-segments two of these segments into classes based on the associated risks within those segments.  Real estate loans are divided into the following two classes: (a) residential and (b) commercial. Commercial loans are divided into two classes: (a) secured and (b) unsecured. Each class of loan requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.

The tables below present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the nine months ended June 30, 2023 (unaudited) and the year ended September 30, 2022.

Allowance for loan losses and recorded investment in loans for the nine months ended June 30, 2023 was as follows:

	Real	Real Estate	Commercial	Commercial
	Estate	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$548	$55	$4	$1	$13	$621
Charge-offs	(106)	—	—	(1)	(12)	(119)
Recoveries	1	—	—	—	3	4
Transfer	(18)	—	—	1	17	—
Provisions	92	—	—	—	—	92
Ending Balance	$517	$55	$4	$1	$21	$598
Ending Balance: Individually
Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively	$517	$55	$4	$1	$21	$598
Loans Receivable:
Ending Balance	$106,531	$11,508	$2,055	$11	$6,070	$126,175
Less: Acquired Loans	28,518	4,754	766	—	1,243	35,281
Ending Balance: Individually
Evaluated for Impairment	$—	$302	$—	$—	$—	$302
Ending Balance: Collectively
Evaluated for Impairment	$78,013	$6,452	$1,289	$11	$4,827	$90,592

Allowance for loan losses and recorded investment in loans for the 3 months ended June 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$598	$55	$4	$1	$17	$675
Charge-offs	(106)	—	—	(1)	(3)	(110)
Recoveries	1	—	—	—	2	3
Transfer	(6)	—	—	1	5	—
Provisions	30	—	—	—	—	30
Ending Balance	$517	$55	$4	$1	$21	$598
Ending Balance: Individually
Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively	$517	$55	$4	$1	$21	$598

Allowance for loan losses and recorded investment in loans for the nine months ended June 30, 2022 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Beginning Balance	$541	$64	$4	$1	$10	$620
Charge-offs	(45)	—	—	—	(5)	(50)
Recoveries	5	—	—	—	4	9
Transfer	(1)	(4)	—	—	5	—
Provisions	46	—	—	—	—	46
Ending Balance	$546	$60	$4	$1	$14	$625
Ending Balance: Individually
Evaluated for Impairment	$70	$—	$—	$—	$—	$70
Ending Balance: Collectively	$476	$60	$4	$1	$14	$555

Allowance for loan losses and recorded investment in loans for the three months ended June 30, 2022 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Beginning Balance	$530	$60	$4	$1	$14	$609
Charge-offs	—	—	—	—	(2)	(2)
Recoveries	2	—	—	—	1	3
Transfer	(1)	—	—	—	1	—
Provisions	15	—	—	—	—	15
Ending Balance	$546	$60	$4	$1	$14	$625
Ending Balance: Individually
Evaluated for Impairment	$70	$—	$—	$—	$—	$70
Ending Balance: Collectively	$476	$60	$4	$1	$14	$555

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2022 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Loans Receivable:
Ending Balance	$106,584	$12,326	$2,039	$25	$5,386	$126,360
Less: Acquired Loans	30,193	4,876	1,071	—	1,842	37,982
Ending Balance: Individually
Evaluated for Impairment	$185	$278	$—	$—	$—	$463
Ending Balance: Collectively
Evaluated for Impairment	$76,206	$7,172	$968	$25	$3,544	$87,915

The following table presents performing and nonperforming real estate loans based on payment activity as of June 30, 2023 and September 30, 2022. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30,	As of September 30,
	2023	2022
	(unaudited)
	(In Thousands)
Performing	$117,611	$118,293
Nonperforming	428	617
Total	$118,039	$118,910

Credit quality indicators as of June 30, 2023 and September 30, 2022 are as follows:

Internally assigned grade as a subsection of the “Pass” credit risk profile:

1 — Good

Loans to an individual or a well-established business in excellent financial condition with strong liquidity and a history of consistently high levels of earnings and cash flow and debt service capacity. Supported by high quality financial statements (including recent statements and sufficient historical fiscal statements), borrower has excellent repayment history and possesses a documented source of repayment. Industry conditions are favorable and business borrower’s management is well qualified with sufficient debt.  Borrower and/or key personnel exhibit unquestionable character. Good loans may be characterized by high quality liquid collateral and very strong personal guarantors.

2 — Satisfactory

Loans to borrowers with many of the same qualities as a good loan, however, certain characteristics are not as strong (i.e. cyclical nature of earnings, lower quality financial statements, less liquid collateral, less favorable industry trends, etc.). Borrower still has good credit, will exhibit financial strength, excellent repayment history, and good present and future earnings potential. The primary source of repayment is readily apparent with strong secondary sources of repayment available. Management is capable, with sufficient depth, and character of borrower is well established.

3 — Acceptable

Loans to borrowers of average strength with acceptable financial condition (businesses fall within acceptable tolerances of other similar companies represented in the RMA annual statement studies), with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt. Business borrower’s management is capable and reliable. Borrower has satisfactory repayment history, and primary and secondary sources of repayment can be clearly identified. Acceptable loans may exhibit some deficiency or vulnerability to changing economic or industry conditions.

4 — Watch

Loans in this category have a chance of resulting in a loss. Characteristics of this level of assets include, but are not limited to; the borrower has only a fair credit rating with minimal recent credit problems, cash flow is currently adequate to meet the required debt repayments, but will not be sufficient in the event of significant adverse developments, borrower has limited access to alternative sources of finance, possibly at unfavorable terms, some management weaknesses exist, collateral, generally required, is sufficient to make likely the recovery of the value of the loan in the event of default, but liquidating the collateral may be difficult or expensive. In addition, the guarantor would achieve this credit rating if it borrowed individually from the Bank.

5 — Special Mention

Loans in this category are usually made to well establish businesses with local operations. Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention category is not to be used as a means of avoiding a clear decision to classify a loan or pass it without criticism. Neither should it include loans listed merely “for the record” when uncertainties and complexities, perhaps coupled with large size, create some reservations about the loan. If weaknesses or evidence of imprudent handling cannot be identified, inclusion of such loans in Special Mention is not justified. Special mention loans have characteristics which corrective management action would remedy. Loans in this category should remain for a relatively short period of time.

6 — Substandard

Loans classified as substandard are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any. Loans in this category have well defined weaknesses that jeopardize the repayment. Loans which might be included in the category have potential for problems due to weakening economic or market conditions. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Substandard loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where the character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of the substandard assets, does not have to exist in individual assets classified substandard.

7 — Doubtful

Loans classified as doubtful have all the weaknesses in those classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions, and value highly questionable and improbable. Although possibility of loss is extremely high, classification of these loans as loss has been deferred to specific pending factors or events, which may strengthen the loan value (i.e., possibility of additional collateral, injection of capital, collateral liquidation, debt structure, economic recovery, etc.).

8 — Loss

Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The information for each of the credit quality indicators is updated on a quarterly basis in conjunction with the determination of the adequacy of the allowance for loan losses.

Credit risk profile for originated loans held in portfolio and loans held for sale, by internally assigned grade as of June 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$76,143	$—	$—	$—	$76,143
Home Equity	1,870	—	—	—	1,870
Commercial	6,452	—	302	—	6,754
Total Mortgage Loans on Real Estate	84,465	—	302	—	84,767
Commercial	1,300	—	—	—	1,300
Consumer	4,827	—	—	—	4,827
Total Loans	$90,592	$—	$302	$—	$90,894

Credit risk profile for acquired loans held in portfolio and loans held for sale, by internally assigned grade as of June 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$28,518	$—	$—	$—	$28,518
Home Equity	—	—	—	—	—
Commercial	4,256	206	292	—	4,754
Total Mortgage Loans on Real Estate	32,774	206	292	—	33,272
Commercial	766	—	—	—	766
Consumer	1,243	—	—	—	1,243
Total Loans	$34,783	$206	$292	$—	$35,281

Credit risk profile for originated loans held in portfolio and loans held for sale, by internally assigned grade as of September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$73,927	$—	$—	$—	$73,927
Home Equity	2,464	—	—	—	2,464
Commercial	7,172	—	278	—	7,450
Total Mortgage Loans on Real Estate	83,563	—	278	—	83,841
Commercial	993	—	—	—	993
Consumer	3,544	—	—	—	3,544
Total Loans	$88,100	$—	$278	$—	$88,378

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$30,193	$—	$—	$—	$30,193
Home Equity	—	—	—	—	—
Commercial	4,580	—	296	—	4,876
Total Mortgage Loans on Real Estate	34,773	—	296	—	35,069
Commercial	1,071	—	—	—	1,071
Consumer	1,842	—	—	—	1,842
Total Loans	$37,686	$—	$296	$—	$37,982

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2023 (unaudited) and September 30, 2022. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio and loans held for sale as of June 30, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(unaudited) (In Thousands)
Residential Mortgage	$65	$443	$241	$749	$77,264	$78,013	$—
Commercial Mortgage	—	—	106	106	6,648	6,754	—
Commercial	—	—	—	—	1,300	1,300	—
Consumer	10	—	—	10	4,817	4,827	—
Total Loans	$75	$443	$347	$865	$90,029	$90,894	$—

An aged analysis of past due financing receivable by class of financing receivable for acquired loans as of June 30, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(unaudited) (In Thousands)
Residential Mortgage	$33	$—	$62	$95	$28,423	$28,518	$—
Commercial Mortgage	—	—	—	—	4,754	4,754	—
Commercial	—	—	—	—	766	766	—
Consumer	—	—	—	—	1,243	1,243	—
Total Loans	$33	$—	$62	$95	$35,186	$35,281	$—

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio and loans held for sale as of September 30, 2022, are as follows:

							90 Days or
			Greater			Total	Greater
	30 – 59 Days	60 – 89 Days	90 Days or	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accruing

	(In Thousands)
Residential Mortgage	$359	$621	$547	$1,527	$74,864	$76,391	$—
Commercial Mortgage	—	—	40	40	7,410	7,450	—
Commercial	—	15	—	15	978	993	—
Consumer	—	—	1	1	3,543	3,544	—
Total Loans	$359	$636	$588	$1,583	$86,795	$88,378	$—

An aged analysis of past due financing receivables by class of financing receivable for acquired loans as of September 30, 2022, are as follows:

							90 Days or
			Greater			Total	Greater
	30 – 59 Days	60 – 89 Days	90 Days or	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accruing

	(In Thousands)
Residential Mortgage	$144	$—	$—	$144	$30,049	$30,193	$—
Commercial Mortgage	—	—	—	—	4,876	4,876	—
Commercial	—	—	—	—	1,071	1,071	—
Consumer	73	—	10	83	1,759	1,842	—
Total Loans	$217	$—	$10	$227	$37,755	$37,982	$—

Impaired Loans

There were no recorded investment balances for impaired financing receivables at June 30, 2023 or September 30, 2022.

Troubled Debt Restructurings (“TDR”)

There were no new loans modified as TDR during the nine months ended June 30, 2023, or the fiscal year ended September 30, 202. There were no TDR’s in payment default that were previously classified as a TDR in the previous twelve months. At June 30, 2023 and September 30, 2022 there were no commitments to lend additional funds to any borrower whose loan terms had been modified in a troubled debt restructuring.

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $176,000 as of June 30, 2023.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral in the event of a default, and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.0 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of June 30, 2023 (unaudited) and September 30, 2022, intangible assets consisted of $2.2 and $2.5 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company will perform its annual impairment evaluation on September 30 or more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at June 30, 2023 (unaudited) and September 30, 2022 are summarized as follows:

	Nine Months Ended June 30,			Year ended September 30,
	2023			2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$3,956	$—	$3,956	$3,956	$—	$3,956
Core Deposit Intangible	2,542	347	2,195	2,542	—	2,542
	$6,498	$347	$6,151	$6,498	$—	$6,498

No impairments of goodwill were recognized for the fiscal year ended September 30, 2022. Amortization expense for other intangible assets was $347,000 and $-0- for the nine months ending June 30, 2023 and the fiscal year ended September 30, 2022, respectively, as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years as summarized on the following page:

Total Amortization Expense
Fiscal Year Ended
September 30,
(in thousands)
2023	$462
2024	416
2025	370
2026	323
2027	277
$1,848

NOTE 8 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and to sell loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on- balance sheet instruments.

A summary of financial instrument commitments at June 30 (unaudited) and September 30 is shown below.

	Nine Months Ended June 30,	For the Year Ended September 30
	2023	2022
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$1,438	$1,759
Unfunded Commitments Under Lines of Credit	5,822	6,455

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer and generally consists of real estate.

NOTE 9 — REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

U.S. Basel III Capital Rules

In July 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision’s December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.

The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Bank on January 1, 2016 and become fully phased in on January 1, 2019. The U.S. Basel III Capital Rules require the Bank to:

●	Meet a minimum Common Equity Tier 1 Capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 Capital of 6.00% of risk-weighted assets;
●	Continue to require a minimum Total Capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 Leverage Capital ratio of 4.00% of average assets;
●	Maintain a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

●	Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, will be excluded as a component of Tier 1 capital for institutions of the Company’s size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk- weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off- balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

The capital conservation buffer at June 30, 2023 and September 30, 2022 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of June 30, 2023 and September 30, 2022, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2023 and September 30, 2022, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2023 (unaudited)
Total Capital (to Risk-Weighted Assets)	$22,606	20.2	≥	$8,968	≥	8.0	≥	$11,210	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	22,008	19.6	≥	6,726	≥	6.0	≥	8,968	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	22,008	19.6	≥	5,045	≥	4.5	≥	7,287	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	22,008	11.0	≥	7,986	≥	4.0	≥	9,983	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	22,606	12.2	≥	7,847	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2022
Total Capital (to Risk-Weighted Assets)	$22,662	19.9	≥	$9,110	≥	8.0	≥	$11,387	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	22,041	19.4	≥	6,832	≥	6.0	≥	9,110	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	22,041	19.4	≥	5,124	≥	4.5	≥	7,402	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	22,041	15.8	≥	5,582	≥	4.0	≥	6,978	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	22,662	11.9	≥	7,971	≥	7.0	≥	N/A	≥	N/A

Prior to March 26, 2020, the Bank was required to maintain an average cash reserve balance in vault cash with the Federal Reserve Bank (“FRB”). An FRB announcement on March 15, 2020 reduced the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the reserve requirement for the Bank.

The Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2023 (unaudited)
Total Capital (to Risk-Weighted Assets)	$12,853	251.8	≥	$408	≥	8.0	≥	$511	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	12,853	251.8	≥	306	≥	6.0	≥	408	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	12,853	251.8	≥	230	≥	4.5	≥	332	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	12,853	37.2	≥	1,381	≥	4.0	≥	1,726	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	12,853	243.8	≥	357	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2022
Total Capital (to Risk-Weighted Assets)	$12,160	136.1	≥	$715	≥	8.0	≥	$894	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	12,160	136.1	≥	536	≥	6.0	≥	715	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	12,160	136.1	≥	402	≥	4.5	≥	581	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	12,160	35.7	≥	1,364	≥	4.0	≥	1,705	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	12,160	128.1	≥	625	≥	7.0	≥	N/A	≥	N/A

NOTE 10 — RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) waived dividends payable by the Company on the shares owned by Cambray in fiscal years 2022 and 2021. The total cumulative dividends waived by Cambray was $6,384,000 as of June 30, 2023. The dividends waived by Cambray are considered a restriction on the retained earnings of the Company.

The Company paid a semi-annual dividend of $0.10 per share totaling $204,000 in March 2023. It declared and paid semi-annual dividends of $0.10 per share in March 2022 and $0.06 per share in September 2022, totaling $115,000 paid in fiscal year 2022.

NOTE 11 — INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. It has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. It did so to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest gain for the three months ended June 30, 2023 and 2022 were $40,000 and $434,000, respectively.  Amounts recognized in earnings as noninterest gain (loss) for the nine months ended June 30, 2023 and 2022 were $(783,000) and $1,527,000, respectively.  The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

Information about interest rate swap agreements at June 30, 2023 (unaudited) and September 30, 2022 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
June 30, 2023 (unaudited)
Interest Rate Swaps on Mortgage Loans	$—	0.00%	0.00%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$268

September 30, 2022
Interest Rate Swaps on Mortgage Loans	$11,000	2.41%	2.99%	$756
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$7,000	2.11%	2.86%	$295

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of June 30, 2023 (unaudited) and September 30, 2022:

	As of June 30,	As of September 30,
	2023	2022
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$268	$1,051

The notional amount of interest rate swap agreements entered into, that were outstanding at June 30, 2023 (unaudited) and September 30, 2022, mature as follows for the years ended September 30:

	June 30,	September 30,
	2023	2022
	(unaudited)
	(in thousands)
2023	$—	$1,500
2024	—	—
2025	4,500	4,500
2026	1,000	4,000
2027	—	—
2028	—	6,000
2029	—	2,000
	$5,500	$18,000

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company follows the guidance of FASB ASC 820, Fair Value Measurements and Disclosures. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value, a reasonable point within the range, is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

●	Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
●	Level 2 — Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
●	Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by this guidance, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment- grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The Company utilizes interest rate swap agreements based on the 3-month London Interbank Offered Rate (LIBOR). The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2. Currently 3-Month LIBOR cessation is set for June 30, 2023, which the Company has addressed with an amended agreement with Federal Home Loan Bank of New York. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) published the ISDA 2020 IBOR Fallbacks Protocol to enable parties to Protocol Covered Documents to amend the terms of those documents by introducing new triggers and fallbacks for certain interbank offered rates referred to in those documents.

The Company and FHLBNY agreed to amend the ISDA Master Agreement to incorporate the terms of the IBOR Fallbacks Protocols.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified previously.

Foreclosed properties are adjusted to fair value upon transfer of the loans to foreclosed properties. Subsequently, foreclosed properties are carried at the lower of carrying value or fair value. The estimated fair value for foreclosed properties included in Level 3 is determined by independent market-based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If fair value of the collateral deteriorates subsequent to initial recognition, the Company records the foreclosed properties as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2023 (unaudited) and September 30, 2022 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2023 (unaudited)
Available-for-Sale Securities
U.S. Government Treasuries	$3,677	$—	$3,677	$—
U.S. Government Agencies	11,775	—	11,775	—
Mortgaged-Backed Securities	8,603	—	8,603	—
Municipal Securities	20,663	—	20,663	—
SBA Securities	2,511	—	2,511	—
	$47,229	$—	$47,229	$—

Interest Rate Swap Derivative	$268	$—	$268	$—

September 30, 2022
Available-for-Sale Securities
U.S. Government Treasuries	$4,159	$—	$4,159	$—
U.S. Government Agencies	10,323	—	10,323	—
Mortgaged-Backed Securities	8,440	—	8,440	—
Municipal Securities	24,944	—	24,944	—
SBA Securities	1,779	—	1,779	—
	$49,645	$—	$49,645	$—

Interest Rate Swap Derivative	$1,051	$—	$1,051	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2023 (unaudited) and September 30, 2022  are shown on the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2023 (unaudited)
Foreclosed Real Estate, Net	$132	$—	$—	$132

September 30, 2022
Foreclosed Real Estate, Net	$75	$—	$—	$75

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at June 30, 2023 (unaudited) and at September 30, 2022.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Impaired Loans	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow
Foreclosed Assets	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at June 30, 2023 (unaudited) and at September 30, 2022 are as follows:

	June 30, 2023
	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$6,041	$6,041
Interest bearing deposits with banks	1,689	1,689
Time deposits in other financial institutions	728	728
Available for sale debt securities	47,229	47,229
Held to maturity debt securities	1	1
Acquired loans	34,243	34,243
Portfolio loans, net of deferred fees	90,819	75,701
Investment in restricted stock	1,393	1,393
Accrued interest receivable	571	571
Interest rate swap derivative	268	268
Financial Liabilities
Deposits	$160,619	$114,837
Accrued interest payable	10	10

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at September 30, 2022 are as follows:

	September 30, 2022
	Carrying Value	Fair Value

	(In Thousands)
Financial Assets
Cash and due from banks	$10,109	$10,109
Interest bearing deposits with banks	4,235	4,235
Time deposits in other financial institutions	718	718
Available for sale debt securities	49,645	49,645
Held to maturity debt securities	1	1
Acquired loans	36,777	36,777
Portfolio loans, net of deferred fees	88,334	71,900
Investment in restricted stock	895	895
Accrued interest receivable	591	591
Interest rate swap derivative	1,051	1,051
Financial Liabilities
Deposits	$183,951	$139,318
Accrued interest payable	1	1

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Cash and due from banks — Due to their short -term nature, the carrying amount of cash and due from banks approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Interest bearing deposits with banks — Due to their short -term nature, the carrying amount of interest- bearing deposits in other financial institutions approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Time deposits in other financial institutions — Fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Available for sale securities — For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Held to maturity debt securities — The fair value is estimated using quoted market prices or by pricing models and is categorized as Level 2 of the fair value hierarchy.

Loans — The fair value loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in Level 3 of the fair value hierarchy. Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

Loans held for sale — Fair value is based on commitments on hand from investors or prevailing market prices and is categorized in Level 2 of the fair value hierarchy.

Investments in restricted stock — No secondary market exists for FHLB or ACBB stock. The stock is bought and sold at par and management believes the carrying amount approximates fair value and is categorized in Level 2 of the fair value hierarchy.

Accrued interest receivable — Due to their short -term nature, the carrying amount approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Deposits — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits. Deposits are categorized in Level 2 of the fair value hierarchy.

Accrued interest payable — Due to their short-term nature, the carrying amount approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Interest Rate Swap Derivative — Fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

NOTE 13 — LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On October 1, 2022, the Company adopted ASU No 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The adoption of Topic 842 primarily affected the Company’s accounting treatment for operating lease agreements in which the Company is the lessee.

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose current maturity date is November 2023 at which point, it automatically renews for a three-year term at the end of each renewal. The Bank also leases various equipment which expire at various dates through March 2026.

All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

The Company recorded $18,000 of net lease costs during the nine months ending June 30, 2023. There were no net lease costs during the year ended September 30, 2022. The Company’s real estate lease agreements include an option to renew at the Company’s discretion. Future maturities of lease liabilities with initial or remaining terms of one year or more as of June 30, 2023 are as follows:

(unaudited)
2023	$6,000
2024	24,000
2025	24,000
2026	23,000
2027	13,000
$90,000

Lease expense for the branch office amounted to $10,000 for the nine months ended June 30, 2023. Lease expense for the equipment was approximately $8,000 for the nine months ended June 30, 2023. The following tables present information about the Company’s leases and of and for the nine months ended June 30, 2023:

Right to use assets	$25,000
Lease liability	$25,000
Weighted average remaining lease term: 2.40 years
For the nine months ended June 30, 2023:
Operating lease expense:	$17,000
Short-term lease expense:	1,000
Total lease expense:	$18,000
Cash paid for amounts included in measurement of lease liabilities:	$18,000

NOTE 14 — PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of June 30, 2023 (unaudited) and September 30, 2022

	June 30, 2023	Sept 30, 2022
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$8	$2
Interest bearing deposits with banks	52	105
Total Cash and Cash Equivalents	60	107

Accrued interest receivable and other assets	6	4
Investment in subsidiary	25,689	24,670

Total Assets	$25,755	$24,781

Liabilities and Stockholders' Equity
Accrued interest payable and other liabilities	(499)	(48)

Total Liabilities	(499)	(48)

Stockholders' Equity
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized, 9,000,000 shares at June 30, 2023,
Sept. 30, 2022 issued 2,383,610 shares with 2,031,377 shares outstanding	24	24
Additional paid-in capital	5,035	5,035
Retained earnings	28,156	28,128
Treasury stock, at cost at June 30, 2023, 352,231 shares; Sept. 30, 2022; 352,233 shares	(4,070)	(4,070)
Accumulated other comprehensive loss	(2,891)	(4,288)
Total Stockholders' Equity	26,254	24,829

Total Liabilities and Stockholders' Equity	$25,755	$24,781

See notes to consolidated financial statements

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Nine Months Ended June 30, 2023 and 2022 (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(In Thousands)
Non-interest Income:
Dividend Income	$—	$—	$204	$72
Other	249	344	295	1,155

Total Non-interest Income	249	344	499	1,227

Non-interest Expenses:
Professional fees	1	1	9	1
Acquisition fees	—	—	—	—
Foreclosed assets, net	—	—	—	—
Other	17	4	55	28

Total Non-interest Expenses	18	5	64	29

Income before Income Tax Expense	231	339	435	1,198

Income Tax Expense (Benefit)	—	—	—	—

Net Income	$231	$339	$435	$1,198

Basic and Diluted Earnings Per Share	$0.11	$0.17	$0.21	$0.59

See notes to consolidated financial statements

Gouverneur Bancorp, Inc.

CONIDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Nine Months Ended June 30,
	2023	2022

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$435	$1,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(295)	(1,155)
Dividends Declared	204	72
Dividend from Subsidiary	(204)	(72)
Change in other Assets	468	84
Change in other Liabilities	(451)	(59)

Net Cash (Used in) Provided by Operating Activities	157	68

Cash Flows from Financing Activities:
Cash consideration paid for CBCV acquisition	—	—
Cash dividends paid	(204)	(72)

Net Cash Provided by Financing Activities	(204)	(72)

Net Increase (Decrease) in Cash and Cash Equivalents	(47)	(4)

Cash and Cash Equivalents - Beginning of Year	107	83

Cash and Cash Equivalents - End of Year	$60	$79

Supplementary Cash Flows Information
Income taxes paid	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise; (ii) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (iii) our ability to access cost-effective funding; (iv) fluctuations in real estate values and both residential and commercial real estate market conditions; (v) demand for loans and deposits in our market area; (vi) deposit outflows and our ability to successfully manage liquidity; (vii) our ability to implement and change our business strategies; (viii) competition among depository and other financial institutions; (ix) inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make; (x) adverse changes in the securities or secondary mortgage markets; (xi) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums; (xii) changes in the quality or composition of our loan or investment portfolios; (xiii) technological changes that may be more difficult or expensive than expected; (xiv) the inability of third-party providers to perform as expected; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) our ability to enter new markets successfully and to capitalize on growth opportunities; (xvii) our ability to ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, including those recently acquired from Citizens Bank of Cape Vincent, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xviii) changes in consumer spending, borrowing and savings habits; (xix)  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; (xx) our ability to attract and retain key employees; and (xxi) changes in financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider these accounting policies to be our critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Acquired Loans

The Company has determined that there was no evidence of deterioration in credit quality since origination in loans acquired from Citizens Bank of Cape Vincent and that it was probable, at the acquisition date, that the Company will be able to collect all contractually required payments receivable.

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. The Company uses a disciplined process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience and quantitative and other mathematical techniques over the loss emergence period. Management exercises significant judgment in determining the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses models developed under the guidance of the Office of the Comptroller of the Currency (“OCC”) in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end- user controls are appropriate and properly documented.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan and collection of the full loan balance is deemed unlikely. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior and collateral value, among other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses. The Company’s allowance for loan losses is sensitive to risk ratings assigned to the individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves. Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

Management monitors differences between estimated and actual incurred loan losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate incurred losses in those portfolios. Additions to the allowance for loan losses are made by changes to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.

Specific Allowances for Identified Problem Loans

We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the   extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning  allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of  the portfolio, duration of  the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services will periodically review our allowance for loan losses. The regulators may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews.

Fair Value Measurements

We follow the guidance of FASB ASC 820, Fair Value Measurements and Disclosures. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Goodwill

Goodwill represents the excess cost of the acquisition of Citizens Bank of Cape Vincent over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. When calculating goodwill in accordance with FASB ASC 805-30-55-3, we evaluate whether the fair value of equity of the acquired company is a more reliable measure than the fair value of the equity interests transferred. We consider the assumptions required to calculate the fair value of equity of an acquired company using discounted cash flow models (income approach) and/or change of control premium models (market approach) which are generally based on a higher level of market participant inputs and therefore a lower level of subjectivity when compared to the assumptions required to calculate the fair value of equity interests transferred under a fair value pricing model. As a result, we consider the calculation of the fair value of the equity of an acquired company to be more reliable than the calculation of the fair value of the equity interests transferred. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Goodwill is not amortized but is evaluated annually for impairment.

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

Total assets decreased by $9.9 million, or 4.64%, to $203.1 million at June 30, 2023 from $213.0 million at September 30, 2022. The decrease in assets was primarily due to decreases in cash and cash equivalents of $6.6 million, acquired loans of $3.7 million, and securities of $2.4 million, partially offset by an increase in originated loans of $3.7 million and an increase in Federal Home Loan Bank stock of $500,000.

Cash and cash equivalents decreased by $6.6 million, or 46.11%, to $7.7 million at June 30, 2023 from $14.3 million at September 30, 2022. The decrease in cash and cash equivalents can be primarily attributed to a decrease in deposits resulting from a $4.9 million deposit, which was deposited by a customer during the year ended September 30, 2022 in connection with the sale of the customer’s business, and the subsequent withdraw of $5.1 million in deposits by the same customer in October 2022 to disburse proceeds from the sale of the business to the stakeholders of the sold business, as well as a seasonal outflow of customer deposits of $1.5 million.

Loans receivable, net of the allowance for loan losses, decreased by $49,000, or 0.04%, to $125.1 million at June 30, 2023 from $125.1 million at September 30, 2022. The decrease in loans receivable, net of the allowance for loan losses, was primarily due a decrease in net loans acquired from Citizens Bank of Cape Vincent of $2.7 million with an additional $1.0 million of acquisition discount to those loans offset by an increase in newly originated loans of $3.7 million.

Securities available for sale decreased by $2.4 million, or 4.87%, to $47.2 million at June 30, 2023 from $49.6 million at September 30, 2022. The decrease was primarily due to principal paydowns and maturities, partially offset by an increase in the market value on the portfolio.

Foreclosed real estate increased to $132,000 at June 30, 2023 from $75,000 at September 30, 2022 due to the addition of foreclosures delayed by now expired foreclosure moratoriums that were previously enacted during the COVID-19 pandemic.

Total deposits decreased by $23.3 million, or 12.68%, to $160.6 million at June 30, 2023 from $184.0 million at September 30, 2022. The decrease in deposits can primarily be attributed to a $4.9 million deposit, which was deposited by a customer during the year ended September 30, 2022 in connection with the sale of the customer’s business, and the subsequent withdrawal of $5.1 million in deposits by the same customer in October 2022 to disburse proceeds from the sale of the business to the stakeholders of the sold business, as well as a seasonal outflow of customer deposits of $1.5 million. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $37.6 million at June 30, 2023 and $46.8 million at September 30, 2022. Municipal deposits held at GS&L Municipal Bank accounted for approximately $17.4 million and $20.4 million of the uninsured deposits at June 30, 2023 and September 30, 2022, respectively. At June 30, 2023, we had $52.5 million in available liquidity with the Federal Home Loan Bank of New York and $7.7 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

There were $12.0 million in Federal Home Loan Bank advances at June 30, 2023 and no advances at September 30, 2022. The increase in advances was primarily due to the decrease in total deposits and was used to fund operations.

Stockholders’ equity increased by $1.4 million, or 5.74%, to $26.3 million at June 30, 2023 from $24.8 million at September 30, 2022. The increase in shareholders’ equity was primarily a result of an increase to a market value adjustment on the securities portfolio included in the accumulated other comprehensive income component.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Financial Highlights

Net income for the three months ended June 30, 2023 was $232,000 compared to net income of $339,000 for the three months ended June 30, 2022. Net income for the three months ended June 30, 2023 was lower than the three months ended June 30, 2022 primarily due to a $394,000 decrease in the unrealized gain on interest rate swap agreements as of June 30, 2023.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended June 30, 2023, as compared to $1.0 million for the three months ended June 30, 2022. The increase in net interest income of $800,000, or 80.42%, was primarily due to the addition of $558,000 in interest income from loans and $334,000 in interest income from securities.

Interest income increased by $1.0 million, or 86.98%, for the three months ended June 30, 2023 due to an increase in average interest earning assets of $63.5 million, or 54.82%, resulting from the acquisition of Citizens Bank of Cape Vincent.

Interest expense increased by $123,000, or 191.85%, due to the increase in interest expense of Federal Home Loan Bank borrowings offset by the income earned on swap agreements hedged against certain borrowings and deposits.

Net interest margin increased by 58 basis points, to 4.13% compared to 3.55% for the three months ended June 30, 2022 driven primarily by an increase in interest earning asset yields resulting from the acquisition of Citizens Bank of Cape Vincent and an increase in market rates.

Provision for Loan Losses

Management recorded loan loss provisions of $30,000 and $15,000 for the three months ended June 30, 2023 and 2022, respectively. The increase in provision level was primarily attributed to expected charge-offs of residential mortgages. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at June 30, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $428,000 and $617,000 at June 30, 2023 and September 30, 2022, respectively. At June 30, 2023, non-performing loans consisted primarily of residential mortgage loans. Non-performing loans included troubled debt restructurings of $19,000 and $20,000, respectively, as of June 30, 2023 and September 30, 2022.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$79	$71	$8	10.90%
Earnings on investment in life insurance	35	34	1	3.69
Earnings (loss) on deferred fees plan	8	(29)	37	128.43
Unrealized gains on swap agreement	40	434	(394)	90.78
Earnings on MPF & MAP programs	10	11	(1)	6.28
Other non-interest income	103	54	49	92.45%
Total non-interest income	$275	$575	(300)

The decrease in total non-interest income was primarily due to the reduction in the unrealized gain on swap agreements resulting from fluctuations with long term bond rates and projected short-term rates. The unrealized gain on swap agreements was $40,000 at June 30, 2023 compared to an unrealized gain of $434,000 at June 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$911	$531	$380	71.49%
Directors fees	71	73	(2)	2.83
Earnings (Losses) on deferred fees plan	8	(29)	37	128.43
Building, occupancy and equipment	237	156	81	52.23
Data processing	115	64	51	79.32
Postage and supplies	37	20	17	86.14
Professional fees	131	156	(25)	16.03
Foreclosed assets, net	(14)	(11)	(3)	26.55
Intangibles & deposit premium expense	115	—	115	100.00
Acquisition-related expenses	—	70	(70)	100.00
Other non-interest expense	236	152	84	55.97%
Total non-interest expense	$1,847	$1,182	$665

The increase in total noninterest expense included a $380,000 increase in salaries and employee benefits from June 30, 2022 to June 30, 2023, due to the 2023 addition of fifteen employees from the former Citizens Bank of Cape Vincent. There was also a $115,000 core deposit intangible amortization and deposit premium expense at June 30, 2023 compared to $0 at June 30, 2022. The core deposit intangible and deposit premium were recorded as a result of the acquisition of Citizens Bank of Cape Vincent.

Income Taxes

The Company recorded income tax expense of $12,000 for the three months ended June 30, 2023 and income tax expense of $62,000 for the three months ended June 30, 2022. The decrease in income tax expense resulted from an increase in tax-exempt municipal bond interest income and a decrease in pre-tax book income. The Company’s effective income tax rates were 5.08% and 15.22% for the three months ended June 30, 2023 and 2022, respectively.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

Financial Highlights

Net income for the nine months ended June 30, 2023 was $232,000 compared to net income of $1.1 million for the nine months ended June 30, 2022. Net income for the nine months ended June 30, 2023 was lower than the nine months ended June 30, 2022 primarily due to a $2.3 million decrease in the unrealized gain on interest rate swap agreements as of June 30, 2023.

Net Interest Income

Net interest income totaled $5.8 million for the nine months ended June 30, 2023, as compared to $3.0 million for the nine months ended June 30, 2022. The increase in net interest income of $2.8 million, or 91.04%, was primarily due to the addition of $1.1 million in interest income from loans and $917,000 in interest income from securities acquired from Citizens Bank of Cape Vincent.

Interest income increased by $2.8 million, or 86.79%, for the nine months ended June 30, 2023 due to an increase in average interest earning assets of $66.1 million, or 36.79%, resulting from the acquisition of Citizens Bank of Cape Vincent.

Interest expense increased by $64,000, or 28.83%, due to a $178,000 increase in interest expense on borrowings partially offset by a $76,000 income from swaps hedged against certain borrowings and deposits.

Net interest margin increased by 75 basis points, or 121.37%, during the nine months ended June 30, 2023 to 4.26% compared to 3.51% for the nine months ended June 30, 2022 driven primarily by an increase in interest earning asset yields resulting from the acquisition of Citizens Bank of Cape Vincent and an increase in market interest rates.

Provision for Loan Losses

Management recorded loan loss provisions of $92,000 and $46,000 for the nine months ended June 30, 2023 and 2022, respectively. The increase in provision level was primarily attributed to expected charge-offs of residential mortgages. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at June 30, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$248	$201	$47	23.38%
Realized loss on sales of securities - AFS	(661)	—	(661)	100
Realized gain on swap unwound	654	—	654	100
Earnings on investment in life insurance	106	102	4	3.92
Earnings (loss) on deferred fees plan	49	(26)	75	288.46
Unrealized gains (loss) on swap agreements	(783)	1,527	(2,310)	151.28
Earnings on MPF & MAP programs	31	47	(16)	34.05
Other non-interest income	260	174	86	49.43
Total non-interest income (loss)	$(96)	$2,025	$(2,121)

The decrease in total non-interest income was primarily due to the unrealized loss on swap agreements resulting from fluctuations in long term bond rates and projected short-term rates. The unrealized loss on swap agreements was $0.8 million at June 30, 2023 compared to an unrealized gain of $1.5 million at June 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$2,587	$1,660	$927	55.84%
Directors fees	214	206	8	3.88
Earnings (Losses) on deferred fees plan	49	(26)	75	288.46
Building, occupancy and equipment	749	482	267	55.39
Data processing	342	194	148	76.29
Postage and supplies	118	50	68	136.00
Professional fees	357	208	149	71.63
Foreclosed assets, net	18	2	16	800.00
Intangibles & deposit premium expense	344	—	344	100.00
Acquisition-related expenses	—	444	(444)	100.00
Other non-interest expense	677	451	226	50.11
Total non-interest expense	$5,455	$3,671	$1,784

The increase in total noninterest expense included a $927,000 increase in salaries and employee benefits and $267,000 increase in occupancy expense from June 30, 2022 to June 30, 2023 due to the addition of fifteen employees from the former Citizens Bank of Cape Vincent and the addition of three branch office buildings obtained in the acquisition. There was also a $344,000 core deposit intangible amortization and deposit premium expense at June 30, 2023 compared to $0 at June 30, 2022. The core deposit intangible and deposit premium were recorded as a result of the acquisition of Citizens Bank of Cape Vincent.

Income Taxes

The Company recorded an income tax benefit of $96,000 for the nine months ended June 30, 2023 and an income tax expense of $207,000 for the nine months ended June 30, 2022. The decrease in income tax expense resulted from an increase in tax-exempt municipal bond interest income and a decrease in pre-tax book income. The Company’s effective income tax rates were (70.59%) and 15.22% for the nine months ended June 30, 2023 and 2022, respectively.

Asset Quality

Non-performing loans were $428,000 and $617,000 at June 30, 2023 and September 30, 2022, respectively. At June 30, 2023, non-performing loans consisted primarily of residential mortgage loans. Non-performing loans included troubled debt restructurings of $19,000 and $20,000, respectively, as of June 30, 2023 and September 30, 2022.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the nine months ended June 30, 2023. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $523,000 and $582,000 for the three and nine months ended June 30, 2023 and 2022, respectively.

For the Three Months Ended June 30,
2023	2022
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$124,557	$1,529	4.92%	$87,321	$929	4.27%
Securities	53,088	486	3.67%	24,343	152	2.50%
Other short term investments	1,553	18	4.65%	4,081	6	0.59%
Total interest-earning assets	179,198	2,033	4.55%	115,745	1,087	3.77%
Noninterest-earning assets	25,869	12,545
Total assets	$205,067	$128,290

Interest-bearing liabilities(1):
Regular savings and club deposits	72,627	22	0.12%	42,568	15	0.14%
Money market and NOW deposits(2)	50,062	38	1.47%	29,521	25	0.34%
Certificates of deposit	21,291	78	0.30%	15,721	24	0.61%
Total interest-bearing deposits	143,980	138	0.38%	87,810	64	0.29%
Federal Home Loan Bank advances and other borrowings(3)	9,721	49	2.02%	—	—	—
Total interest-bearing liabilities	153,701	187	0.49%	87,810	64	0.29%
Noninterest-bearing demand deposits	23,913	13,753
Other noninterest-bearing liabilities	1,258	1,082
Total liabilities	178,872	102,645
Total shareholders’ equity	26,195	26,645
Total liabilities and shareholders’ equity	$205,067	$128,290
Net interest income	$1,846	$1,023
Net interest rate spread(4)	4.06%	3.48%
Net interest-earning assets(5)	$25,497	$27,935
Net interest margin(6)	4.13%	3.55%
Average interest-earning assets to interest-bearing liabilities	1.17	x	1.32	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,529	$929
Impact of swap agreements	—	(42)
Interest on loans, excluding impact of swap agreements	$1,529	$971

Interest on money market and NOW deposit accounts	$38	$25
Impact of swap agreements	31	21
Interest on deposits, excluding impact of swap agreements	$7	$4

Interest on borrowings	$49	$—
Impact of swap agreements	(76)	—
Interest on borrowings, excluding impact of swap agreements	$125	$—
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Nine Months Ended June 30,
2023	2022
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)

Interest-earning assets(1):
Loans	$124,603	$4,539	4.87%	$87,315	$2,785	4.26%
Securities	54,529	1,454	3.57%	24,271	454	2.50%
Other short term investments	2,291	72	4.20%	3,698	8	0.29%
Total interest-earning assets	181,423	6,065	4.47%	115,284	3,247	3.77%
Noninterest-earning assets	24,526	13,904
Total assets	$205,949	$129,188

Interest-bearing liabilities(1):
Regular savings and club deposits	79,550	70	0.12%	40,808	41	0.13%
Money market and NOW deposits(2)	52,094	(27)	(0.07)%	30,046	103	0.46%
Certificates of deposit	20,600	141	0.92%	15,901	78	0.66%
Total interest-bearing deposits	152,244	184	0.16%	86,755	222	0.34%
Federal Home Loan Bank advances and other borrowings(3)	4,751	102	2.87%	—	—
Total interest-bearing liabilities	156,995	286	0.24%	86,755	222	0.34%
Noninterest-bearing demand deposits	22,293	13,147
Other noninterest-bearing liabilities	997	2,634
Total liabilities	180,285	102,536
Total shareholders’ equity	25,664	26,652
Total liabilities and shareholders’ equity	$205,949	$129,188
Net interest income	$5,779	$3,025
Net interest rate spread(4)	4.23%	3.43%
Net interest-earning assets(5)	$24,428	$28,529
Net interest margin(6)	4.26%	3.51%
Average interest-earning assets to interest-bearing liabilities	1.16	x	1.33	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Nine Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Interest on loans, net of deferred fees	$4,539	$2,785
Impact of swap agreements	41	(165)
Interest on loans, excluding impact of swap agreements	$4,498	$2,950

Interest on money market and NOW deposit accounts	$(27)	$103
Impact of swap agreements	(46)	89
Interest on deposits, excluding impact of swap agreements	19	$14

Interest on borrowings	$102	$—
Impact of swap agreements	(76)	—
Interest on borrowings, excluding impact of swap agreements	$178	$—
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Compared to			Compared to
	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	442	158	600	1,314	440	1,754
Securities	239	95	334	744	256	1,000
Other short term investments	(6)	18	12	(4)	68	64
Federal funds sold and other	—	—	—	—	—	—
Total interest-earning assets	675	271	946	2,054	764	2,818

Interest-bearing liabilities:
Interest-bearing demand deposits	—	—	—	—	—	—
Regular savings and club deposits	9	(2)	7	32	(3)	29
Money market and NOW deposits	4	30	34	42	(172)	(130)
Certificates of deposit	11	42	53	27	36	63
Total deposits	24	70	94	101	(139)	(38)
Federal Home Loan Bank advances and other borrowings	49	—	49	102	—	102
Total interest-bearing liabilities	73	70	143	203	(139)	64

Change in net interest income	602	201	803	1,851	903	2,754

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At June 30, 2023, there were $12.0 million in outstanding advances from the Federal Home Loan Bank and we had the ability to borrow $52.5 million. Additionally, at June 30, 2023, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At June 30, 2023, there were no outstanding balances under any of these additional credit facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by (used by) operating activities was $1.3 million and $(1.9) million for the nine months ended June 30, 2023 and 2022. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $2.9 million and $(1.2) million for the nine months ended June 30, 2023 and 2022. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $(10.9) million for the nine months ended June 30, 2023 and was s $403,000 for the nine months ended June 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2023. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of June 30, 2023 or September 30, 2022.

The Company is a separate legal entity from Gouverneur Savings and Loan Association and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from Gouverneur Savings and Loan Association. The amount of dividends that Gouverneur Savings and Loan Association may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2023 and September 30, 2022, the Company (on an unconsolidated basis) had liquid assets of $60,000 and $107,000, respectively.

At June 30, 2023 and September 30, 2022, Gouverneur Savings and Loan Association exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change Gouverneur Savings and Loan Association’s categorization as well-capitalized.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is defined as the exposure to current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate assets and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2023 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Economic value of equity, or “EVE,” is an economic concept that gauges the impact of interest rate changes on fair market values of assets, liabilities, and equity. EVE captures the change in economic value of Gouverneur Savings and Loan Association even though that change may not be reflected in our accounting books and records. EVE shows management the “capital at risk” of Gouverneur Savings and Loan Association based on the underlying values of all components of the balance sheet. As a measure of interest rate risk it is separate and distinct from earnings at risk. EVE is a measure of long-term interest rate risk and earnings at risk is a measure of short-term interest rate risk.

The table below sets forth, as of June 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+300	7,321	(173)
+200	7,376	(118)
+100	7,429	(65)
Level	7,494	—
-100	7,424	(70)
-200	7,248	(246)
-300	6,948	(546)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of June 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basic points)

		(Dollars in thousands)
		(unaudited)
+300	44,695	(12,307)	(21.59)%	27.34%	(2.96)%
+200	47,989	(9,013)	(15.81)%	28.16%	(2.14)%
+100	51,507	(5,495)	(9.64)%	28.93%	(1.37)%
—	57,002	—	—	30.30%	—
-100	61,520	4,518	7.93%	31.00%	0.70%
-200	62,172	5,170	9.07%	30.18%	(0.12)%
-300	60,164	3,162	5.55%	28.42%	(1.88)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

ITEM 4.CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

During the quarter ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the prospectus of Gouverneur Bancorp, Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 24, 2023. The risk factors of the Company have not changed materially from those disclosed in the prospectus as of the date of this Form 10-Q.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

3.2	Bylaws of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Gouverneur Bancorp, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Gouverneur Bancorp, Inc.

32.0

Certification of Chief Executive Officer and Chief Financial Officer of Gouverneur Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	September 28, 2023	By:	/s/ Charles C. Van Vleet, Jr.
Charles C. Van Vleet, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 28, 2023	By:	/s/ Kimberly A. Adams
Kimberly A. Adams
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)