Form 10-K
period 2023-09-30
Gouverneur Bancorp, Inc./MD/
filed 2023-12-26
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-56605

GOUVERNEUR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	37-2102925 (I.R.S. Employer Identification No)

42 Church Street, Gouverneur, New York (Address of principal executive offices)	13642 (Zip Code)

(315) 287-2600

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller Reporting Company ☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The number of shares outstanding of the registrant’s common stock as of December 24, 2023 was 1,107,134 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GOUVERNEUR BANCORP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•statements of our beliefs, goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;

•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•demand for loans and deposits in our market area;

•deposit outflows and our ability to successfully manage liquidity;

•our ability to implement and change our business strategies;

•competition among depository and other financial institutions;

•inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;

•adverse changes in the securities or secondary mortgage markets;

•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums;

•changes in the quality or composition of our loan or investment portfolios;

•technological changes that may be more difficult or expensive than expected;

•the inability of third-party providers to perform as expected;

i

•our ability to manage market risk, credit risk and operational risk in the current economic environment;

•our ability to enter new markets successfully and to capitalize on growth opportunities;

•our ability to ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, including those recently acquired from Citizens Bank of Cape Vincent, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•changes in consumer spending, borrowing and savings habits;

•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•our ability to attract and retain key employees; and

•changes in financial condition, results of operations or future prospects of issuers of securities that we own.

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Further information on other factors that could affect us are included in the section captioned “Item 1A: Risk Factors.”

ii

PART I

ITEM 1.BUSINESS

General

Gouverneur Bancorp, Inc. Gouverneur Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2023 to be the successor to Gouverneur Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of Gouverneur Savings and Loan Association (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Cambray Mutual Holding Company was the former mutual holding company for the Mid-Tier Holding Company prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of Cambray Mutual Holding Company and the Mid-Tier Holding Company merged out of existence and now cease to exist. The second-step conversion was completed on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than Cambray Mutual Holding Company was converted into 0.5334 shares of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.5334 exchange ratio, unless otherwise noted.

The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The shares of the Company’s common stock are quoted on the OTCQB Marketplace (OTCQB) under the symbol “GOVB.”

Gouverneur Savings and Loan Association. The Bank is a New York-chartered stock savings and loan association headquartered in Gouverneur, New York. The Bank has provided community banking services to individuals, families and businesses since 1892. The Bank currently conducts business through its five branch offices located in Jefferson and St. Lawrence Counties in New York.

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans and, to a lesser extent, commercial real estate loans, construction loans and home equity loans and lines of credit. We also offer commercial loans and consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices. We offer our customers a variety of deposit products with interest rates that are competitive with those of similar products offered by other financial institutions operating in our market area. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. We also generate revenues from other income including deposit fees and service charges, realized gains on sales of securities, realized gains on sales of loans associated with loan production and realized gains on sales of other real estate owned.

GS&L Municipal Bank. The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. The Bank formed GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2023, GS&L Municipal Bank had $19.7 million in deposits. GS&L Municipal Bank is not authorized under New York law to make loans or to exercise certain fiduciary powers.

The Bank and GS&L Municipal Bank are each regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. The accounts of both the Bank and GS&L Municipal Bank are consolidated in the consolidated financial statements of the Company.

Our principal executive offices are located at 42 Church Street, Gouverneur, New York 13642 and our telephone number is (315) 287-2600. Our website address is www.gouverneurbank.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Acquisition of Citizens Bank of Cape Vincent

On September 16, 2022, we acquired Citizens Bank of Cape Vincent, a New York-chartered stock commercial bank headquartered in Cape Vincent, New York and with two additional branch offices located in Chaumont and La Fargeville, New York. At the effective time of the merger, Citizens Bank of Cape Vincent was merged with and into the Bank and each Citizens Bank of Cape Vincent stockholder became entitled to receive $1,056.11 in cash for each share of Citizens Bank of Cape Vincent common stock that they held at the effective time of the merger. The fair value of the assets acquired as a result of the acquisition totaled $82.2 million, loans totaled $37.0 million and deposits totaled $77.2 million. Goodwill recorded in the acquisition was $4.2 million. We completed the acquisition to further expand our footprint and competitive position in Jefferson County and the Lake Ontario, St. Lawrence River communities, to offer expanded products and services to Citizens Bank of Cape Vincent’s and the Bank’s customer bases, and to enhance our operational opportunities and future earnings.

Market Area

We are headquartered in Gouverneur, New York and currently operate five branch offices located in Jefferson and St. Lawrence Counties in New York. We consider our primary market area to be Jefferson and St. Lawrence Counties, where we maintain branch offices, as well as Lewis County, where we make loans and accept deposits. These three counties, which are all predominately rural and comprised of many small towns and villages, are part of the North Country region in New York state. The North Country is the northernmost region of New York state, bordered by Lake Champlain to the east, the Adirondack Mountains to the south, the Mohawk Valley region to the southeast, the Canadian border to the north, and Lake Ontario and the St. Lawrence Seaway to the west. The northern part of our primary market is situated on the St. Lawrence River, which forms the northern border of New York State and demarcates part of the international boundary between Canada and the United States, and includes private and public lands that are attractive vacation destinations. These vacation destinations include the Thousand Islands, a group of more than 1,800 islands in the St. Lawrence River with numerous waterfront hotels, resorts and marinas, as well as second vacation homes and cottages.

The economy of our primary market area is fairly diversified with employment sectors ranging across a number of industries, including manufacturing, agriculture, retail trades, construction, mining, health care, colleges and universities, other education and government service, as well as tourism-related businesses along the St. Lawrence River. Fort Drum, a major U.S. Army military installation, is also located at the southern edge of our primary market area within Jefferson County. More than 15,000 military service members and approximately 3,700 civilian personnel (including government contractors) work at Fort Drum, with an estimated 15,000 family members living on post or in the local area. In addition, more than 3,000 military retirees reside in the areas surrounding Fort Drum.

Competition

The financial services industry is highly competitive. The Bank experiences substantial competition with other commercial banks, savings and loan associations, savings banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds and other non-bank financial service providers in attracting deposits and making loans. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers and the accelerating pace of consolidation among financial services providers.

The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of our non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some competitors have assets, capital and lending limits greater than we do, greater access to capital markets and offer a broader range of products and services than we offer. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer.

Our competition for loans comes primarily from financial institutions in our market area. We intend to continue to rely upon local promotional activities, personal relationships established by officers, directors and employees with their customers and specialized services tailored to meet the needs of the communities served. Management believes that it can compete effectively as a result of local market knowledge, local decision making and awareness of customer needs.

Lending Activities

Our loan portfolio consists primarily of one- to four-family residential mortgage loans. To a lesser extent, our loan portfolio consists of commercial real estate loans, construction loans and home equity loans and lines of credit, as well as commercial loans and consumer loans. Substantially all of our loans are secured by properties located within our local markets.

One- to Four-Family Residential Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes, including second vacation homes and cottages, in our market area. Our one- to four-family residential loans totaled $102.3 million, or 80.8% of our total loan portfolio, at September 30, 2023.

We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans rather than fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans (as opposed to adjustable interest rates) and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate loans with terms of one to 30 years. Our adjustable-rate mortgage loans are based on one-, five- or 10-year amortization schedule. Interest rates and payments on our adjustable-rate mortgage loans adjust every one, five or 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one-year Constant Maturity U.S. Treasury indices.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We do not make conventional loans with loan-to-value ratios exceeding 97% and generally limit loan-to-value ratios on our conventional loans to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance, a government guarantee or additional collateral. We require all properties securing mortgage loans to be appraised by licensed independent appraisers from appraisal management companies approved by our board of directors. Borrowers must obtain hazard insurance for all mortgage types and flood insurance for loans on property located in a flood zone, before closing the loan.

Our largest one- to four-family residential loan at September 30, 2023 was an owner-occupied one- to four-family residential loan for $630,000 secured by a single-family residence located in Chaumont, New York, $625,000 of which is outstanding. This loan is performing in accordance with its terms.

Commercial Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by commercial real estate, including multi-family residential real estate. Our commercial real estate and multi-family residential real estate loans are generally secured by office buildings, retail and mixed-use properties, apartment buildings, and owner-occupied properties used for businesses. At September 30, 2023, our commercial real estate loan portfolio totaled $11.5 million, or 9.1% of our total loan portfolio.

We originate commercial real estate loans with terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, five and ten years. Interest rates and payments on our adjustable-rate commercial loans generally are adjusted to a rate typically equal to the current Prime Rate, plus a spread based on credit-worthiness and risk. Loan amounts generally do not exceed 70% of the appraised value for well-qualified borrowers.

Our largest commercial real estate and multi-family residential real estate loan at September 30, 2023 had an outstanding balance of $646,000. This loan is secured by an automobile collision center and car wash located in Gouverneur, New York and is performing in accordance with its terms.

Loans secured by commercial real estate and multi-family residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate and multi-family residential real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a commercial real estate or multi-family real estate loan, we consider the net operating income of the property, the borrower’s expertise, current cash flow, credit history and profitability, and the value of the underlying property.

Construction and Land Loans. We originate (i) residential construction loans to individuals and purchase loans that finance the construction of owner-occupied residential dwellings for personal use, (ii) commercial construction loans for the development of projects including non-owner occupied residential dwellings, apartment buildings, single-family investment loans, as well as owner-occupied properties used for business and (iii) commercial land loans for the purchase and development of raw land.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 12 months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $2.3 million, or 1.8% of our total loan portfolio, at September 30, 2023. At September 30, 2023, our largest outstanding residential construction loan was for $360,000, $358,000 of which was disbursed and outstanding, and was made to finance the construction of a residence located in Theresa, New York. This loan is performing in accordance with its terms. We also require periodic inspections of the property during the term of the construction.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by agreed upon release prices at the outset of the loan sufficient to liquidate the loan prior to the final sale. In the case of a commercial construction loan, the construction period may be up to 12 months. Loans are generally made to a maximum of 70% on commercial loans of the lower of the cost or the appraised market value as determined by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At September 30, 2023, there were no outstanding commercial construction loans.

We also offer land loans to individuals on approved residential building lots for personal use. The land loans in our loan portfolio have terms of up to 15 years and to a maximum loan to value ratio of 65% of the appraised value. At September 30, 2023, our largest outstanding land loan was for $106,000, and was secured by land located in Richville, New York. This loan is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At September 30, 2023, such loans totaled $3.0 million, or 2.3% of our total loan portfolio.

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to the Prime Rate plus and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indices plus a spread, if the amortization or maturity of the loan is longer. At September 30, 2023, such loans totaled $1.5 million, or 1.2% of our total loan portfolio.

Consumer Loans. We offer a variety of consumer loans to our customer base, which include loans for automobiles, motorcycles, campers, boats and other recreational vehicles, as well as personal secured and unsecured loans. At September 30, 2023, such loans totaled $6.1 million, or 4.8% of our total loan portfolio.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws may limit the amount which can be recovered on such loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and local realtors. We primarily originate our own loans and retain them in our portfolio. However, we also occasionally purchase loans or participation interests in loans.

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained, which enables us to retain customer contact following the loan sale. We sold no loans during the year ended September 30, 2023 and sold $523,000 of loans during the year ended September 30, 2022.

As of September 30, 2023, we had one outstanding sold commercial loan participation for $210,000 and for which we are the lead lender. This loan is performing in accordance with its terms.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain and property valuations. Our board of directors has established a Loan Committee, consisting of two directors and two executive officers.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and the underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $300,000 for residential and commercial real estate loans and secured commercial loans, $200,000 for secured consumer loans and $50,000 for unsecured commercial and consumer loans. Senior lenders may approve up to $225,000 for residential and commercial real estate loans, $50,000 for commercial secured, $70,000 for consumer secured, $10,000 for commercial unsecured and $25,000 for consumer unsecured. Individual loan officers generally can approve residential loans of up to $150,000 for and $75,000 for commercial real estate loans, $25,000 for secured commercial loans, $50,000 for secured consumer loans and $3,500 for unsecured commercial and consumer loans. The Loan Committee generally may approve residential and commercial real estate loans and secured commercial loans of up to $400,000, secured commercial loans up to $400,000, consumer loans of up to $250,000, commercial unsecured up to $75,000 unsecured consumer loans of up to $50,000. Any loans in excess of these amounts must be approved by the board of directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At September 30, 2023, our regulatory lending maximum was $3.8 million. We have an internal loan to one borrower limit of $1.0 million, which is below our regulatory lending maximum.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 30 days.

Delinquencies.  When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally make initial contact with the borrower when the loan becomes fifteen days past due. If payment is not received by the 45th day of delinquency, additional letters are sent and phone calls generally are made to the customer. When the loan becomes 90 days past due, we generally commence pre-foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances. Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. At September 30, 2023, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years, corporate bonds, and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy. Our Chief Financial Officer is the designated investment officer and is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy.

Interest Rate Swap and Hedging Activities

We use derivative instruments as a risk management tool and have entered into several interest rate swap agreements whereby we pay a fixed rate and receive a variable rate on a notional amount. The notional amount of the swap agreements at September 30, 2023 and September 30, 2022 was $5.5 million and $18.0 million, respectively. We enter into these arrangements to hedge the cost of certain funding sources and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings, and gains are the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment activities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts.  The vast majority of our depositors are residents of Jefferson, Lewis and St. Lawrence Counties in New York. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

Borrowings.  If necessary, we borrow from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $14.0 million of Federal Home Loan Bank advances outstanding at September 30, 2023. At September 30, 2023, we had the ability to borrow an additional $43.5 million from the Federal Home Loan Bank of New York. Additionally, at September 30, 2023, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2023, there were no outstanding balances under any of these additional credit facilities.

Regulation and Supervision

The Bank is a New York-chartered stock savings and loan association, and the Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank is subject to extensive regulation by the New York State Department of Financial Services, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of New York.

The regulation and supervision of the Bank establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the deposit insurance fund. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Bank is a “savings association” under the Home Owners’ Loan Act, as amended. As a result, the Company is a savings and loan holding company and is required to comply with the rules and regulations of the Federal Reserve Board applicable to savings and loan holding companies. The Company is also required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the New York State Department of Financial Services, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the State of New York or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank are, and will continue to be, affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Company and the Bank. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Regulation of the Bank

New York Banking Law. The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York state banking law and the regulations of the New York State Department of Financial Services, as limited by Federal Deposit Insurance Corporation regulations. Under these laws and regulations, savings associations, including the Bank, may invest in real estate mortgages, personal and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets.

Under New York state banking law, New York State chartered savings associations may declare and pay dividends out of the balance of net profits after net worth exceeds ten percent of capital (which we refer to as the “undivided profits” of the savings and loan association) upon approval by the board of directors, unless there is an impairment of capital.

New York state banking law gives the Superintendent authority to issue an order to a New York state-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the New York State Department of Financial Services that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings and loan association under certain circumstances.

Capital Requirements. Federal regulations require Federal Deposit Insurance Corporation-insured state savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, a Tier 1 capital to average assets leverage ratio of 4%, and a Tier 1 capital to total assets of 1.5%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (such as recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2023, both the Bank and GS&L Municipal Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for financial institutions with assets of less than $10 billion a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community financial institution with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2020. A qualifying financial institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. A financial institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. As of September 30, 2023, the Bank had not elected the community bank leverage ratio alternative reporting framework.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investments and Activities. Under federal law, all state-chartered savings associations insured by the Federal Deposit Insurance Corporation have generally been limited to activities as principal and equity investments of the type and in the amount authorized for federal savings associations, notwithstanding state law. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in certain other state authorized activities or investments that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a

Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of September 30, 2023, both the Bank and GS&L Municipal Bank were a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced law establishing a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio are considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective rules.

Qualified Thrift Lender Test.  As an insured savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the QTL test must operate under specified restrictions on new activities, branching, the issuance of dividends, and other restrictions. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At September 30, 2023, the Bank satisfied the QTL test.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between financial institutions and their affiliates are governed by federal law. An affiliate of a financial institution is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank or savings and loan holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the financial institution itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act, which applies to insured savings associations through section 11 of the Home Owners’ Loan Act, limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B, also applicable to insured savings associations, relates to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by an institution to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act, which are also applicable to insured savings associations, place restrictions on loans to a financial institution’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain of their affiliated interests, together with all other outstanding loans to such persons and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement.  The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state-chartered savings associations, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance

Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by Federal Deposit Insurance Corporation regulations, an insured state savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a state savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

The Bank is also subject to provisions of the New York state banking law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (the “NYCRA”) which are substantially similar to those imposed by the federal CRA. The NYCRA also requires the Superintendent to consider an institution’s record of performance in meeting the credit needs of its community when reviewing an institution’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that the institution’s record of performance, as documented in a written assessment, may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. New York savings and loan associations are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA PATRIOT Act.  The Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of the Bank are also subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System. The Federal Reserve Act authorizes the Federal Reserve Board to require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The amounts are adjusted annually and, for 2019, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; and a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank complied with the foregoing requirements during 2019. On March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

Regulation of the Company

As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company, such as the Company, may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding

Company Act (subject to applicable requirements, such as making an election to be treated as a financial holding company) and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except for: (i) the approval of interstate acquisitions by savings and loan holding companies under 12 U.S.C § 1823(k); and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for savings and loan holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to savings and loan holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, The Company will not be subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

Source of Strength. Under 12 U.S.C. § 1831o-1, savings and loan holding companies must be a source of strength for their subsidiary depository institutions. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan association subsidiaries of savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank and savings and loan holding companies, which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank or savings and holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should consult with the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission and, as a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2022

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

The Company is an emerging growth company and, for so long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company is also not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Bank’s second-step conversion and offering, which was completed on October 31, 2023; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Personnel

At September 30, 2023, we had 46 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank.

The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2023, GS&L Municipal Bank had $19.7 million in deposits. GS&L Municipal Bank is regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as the executive officers of the Company and the Bank:

Name	Position
Charles C. Van Vleet, Jr.	President and Chief Executive Officer
Taylor Robbins	Executive Vice President
Kimberly A. Adams	Vice President and Chief Financial Officer
Sadie M. Hall	Vice President and Compliance Officer
Victor James	Vice President and Chief Operating Officer

Below is information regarding our executive officers who are not also a director. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of September 30, 2023.

Taylor Robbins has served as Executive Vice President of the Bank since September 2022. Prior to that time, Mr. Robbins served as the President and Chief Executive Officer of Citizens Bank of Cape Vincent until its merger with the Bank on September 16, 2022. Age 34.

Kimberly A. Adams joined the Bank in May 2009 as Accounting Manager. She was named Vice President and Chief Financial Officer of the Bank in January 2010. Mrs. Adams is a member of the Heuvelton Alumni Band, Potsdam Community Band and Ogdensburg Pro Musica, and is a past member of the Gouverneur Business Women’s Association. She was a volunteer for Hospice and Palliative Care of St. Lawrence Valley and is an exempt 10-year member with the Lisbon Volunteer Fire Department as an emergency medical technician. Mrs. Adams previously held the position of Compliance Officer and Senior Accountant with Claxton-Hepburn Medical Center in Ogdensburg and Accounting Manager at Massena Memorial Hospital. Age 64.

Sadie M. Hall was hired as an accountant with the Bank in September 2012 and was named Compliance Officer and Assistant Vice President in February 2015. Mrs. Hall was named Vice President in January 2021 and, in December 2023, was also appointed to serve as Chief Operating Officer of the Company and the Bank effective as of January 3, 2024. She earned the Certified Regulatory Compliance Manager designation in May 2018 also currently serves as the BSA/OFAC Officer for the Bank. Mrs. Hall is a member of the Clifton Fine Hospital board and the Samaritan Medical Center Board of Trustees. In addition, Mrs. Hall is part owner of AJs Portables LLC in Lisbon, New York. Age 33.

Victor James was hired by the Bank in August 2011 as an Assistant Vice President and Collections Officer. He was promoted to Vice President and Chief Operating Officer in December 2012. Mr. James previously held the position of Vice President of Lending and Operations with Northern Credit Union and has over 30 years of banking experience. On November 27, 2023, Mr. James notified the Company that he will retire as Vice President and Chief Operating Officer of the Bank effective as of January 3, 2024.  Age 65.

ITEM 1A.RISK FACTORS

Investing in the Company’s common stock involves risks. The investor should carefully consider the following risk factors before deciding to make an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Risks Related to Market Interest Rates

Changes in interest rates could reduce our profits and asset values.

Like most financial institutions, our profitability depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our longer-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. In addition, the high percentage of fixed rate loans in our one- to four-family residential real estate loan portfolio, which totaled 59.9% of our total loan portfolio at September 30, 2023, would also contribute to the negative effect on our profitability in a rising interest rate environment. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. At September 30, 2023, assuming a 400-basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $13.2 million, or 32.45%.

Furthermore, the historically low interest rate environment in recent periods has contributed significantly to our loan growth, particularly in one- to four-family residential mortgage loans where refinance volume has been relatively high. The increase in market interest rates that we are now experiencing is likely to reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which would have a material adverse effect on our profitability and results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities and interest rate swap derivatives which generally decrease when market interest rates rise, and ultimately affect our earnings. During the years ended

September 30, 2023 and 2022, we incurred other comprehensive losses of $3.9 million and $3.7 million, respectively, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio and changes in the fair value of interest rate swap derivatives caused by the increase in market interest rates during the period.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk .”

Risks Related to Changes in our Executive Management Team

Our business and operations could be negatively affected by our transition to new executive management.

We depend upon our senior management team to direct our strategy and operations. Effective April 14, 2023, Charles C. Van Vleet, Jr., our former longtime President and Chief Executive Officer and a member of our board of directors, was appointed to assume the duties of President and Chief Executive Officer on an interim basis while we undertake a search for a permanent replacement for our former President and Chief Executive Officer, who resigned effective as of that same date. We are currently working with a third-party executive search firm to find our next President and Chief Executive Officer. In the interim, we expect that Mr. Van Vleet will continue to serve as our interim President and Chief Executive Officer. In addition, Kimberly A. Adams, who has served as our Vice President and Chief Financial Officer since 2010, currently intends to retire from this role in the spring of 2024, however, we believe that a current member of our internal accounting team is well-positioned to succeed Ms. Adams as our Chief Financial Officer following her retirement. The transition to a new executive management team may result in a gap in institutional knowledge relative to our existing management team. In addition, as with any change in personnel at a senior management level, there will be a period of transition as our next executive management team assimilates into their new roles. Although we expect that our next President and Chief Executive Officer will have extensive experience in the banking industry, we also anticipate that he or she will need time to develop a full understanding of the detailed operations of our institution, market area and customer base before he or she reaches full effectiveness. During this transition period, we could experience operational disruptions, and the implementation of our business strategy and growth plans could be negatively affected or delayed. As a result, our ability to successfully transition the operation of our company to new management, and to do so in a timely manner, may have a negative effect on our business results.

Risks Related to Our Recent Acquisition of Citizens Bank of Cape Vincent

We are subject to certain risks in connection with our recent acquisition of Citizens Bank of Cape Vincent.

On September 16, 2022, we acquired Citizens Bank of Cape Vincent, a New York-chartered stock commercial bank headquartered in Cape Vincent, New York and with two additional branch offices located in Chaumont and La Fargeville, New York. At the effective time of the merger, Citizens Bank of Cape Vincent was merged with and into the Bank and each Citizens Bank of Cape Vincent stockholder became entitled to receive $1,056.11 in cash for each share of Citizens Bank of Cape Vincent common stock that they held at the effective time of the merger. Mergers and acquisitions, such as our acquisition of Citizens Bank of Cape Vincent, involve a number of risks and challenges, including (1) our ability to achieve planned synergies, such as projected cost savings resulting from increased scale, and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, despite management devoting sufficient time to the ordinary operations of the business, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

It is possible that we could also acquire other banking institutions, other financial services companies or branches of financial institutions in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies.

Risks Related to Recent Banking Industry Events

Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in Federal Deposit Insurance Corporation deposit premiums, which could negatively impact our profitability and results of operations.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into Federal Deposit Insurance Corporation receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At September 30, 2023, we had $51.2 million in available liquidity with the Federal Home Loan Bank of New York and $10.4 million in cash and cash equivalents, which was sufficient to cover 100% of our total $24.8 million uninsured and uncollateralized deposits. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The announced special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in Federal Deposit Insurance Corporation insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the Federal Home Loan Bank of New York, and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Lending and Deposit Activities

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2023, $107.5 million, or 84.9%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to make loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Increases in our non-residential loan portfolio could expose us to increased lending risks and related loan losses.

We supplement our residential mortgage loan originations by also originating higher yielding commercial real estate loans, construction loans and home equity loans and lines of credit. While we intend to continue to emphasize one- to four-family residential mortgage lending, we also intend to continue to focus on originating small business loans in our local market and on the origination of higher yielding non-residential loans to supplement our residential lending portfolio. We expect that any future increases in non-residential loans will be directly proportionate to increases in our residential loan portfolio, which will enable us to maintain the current overall composition of our loan portfolio. However, any increase in non-residential lending exposes us to greater lending risks, since these loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans and commercial loans depends on the successful management and operation of the borrower’s commercial properties and/or related businesses, their repayment can be affected by adverse conditions in the local, regional and national real estate market or economy. Further, unlike residential mortgage loans, commercial loans are typically secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate, and may be more susceptible to fluctuation in value at default. Because these loans also generally have relatively large balances, any charge-offs may be larger than those incurred with residential real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses, that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. Management also recognizes that significant new growth in our loan portfolio, new loan products and the refinancing of existing loans can result in unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

The Financial Accounting Standards Board has delayed the effective date of the Current Expected Credit Loss, or CECL, standard. CECL became effective for the Company and the Bank on October 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This represents a change from the former method of providing allowances for loan losses that are incurred or probable, and required us to increase our allowance for loan losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of our allowance for credit losses. Under the former method, there was no reserve calculated for the acquired Citizens Bank of Cape Vincent loans with the net discount covering the calculated reserve amount. According to current CECL guidance, prior discounts are not utilized to offset CECL reserves. We will continue to accrete all of the discount into income. The initial adjustment for the reserve made on October 1, 2023 was for $465,000. Although this adjustment was not reported in earnings and therefore will not have any material impact on our consolidated results of operations, it did make an impact on our consolidated financial position at the date of adoption of this ASU. On adoption date, $367,350 of the adjustment was recognized in retained earnings, with the remaining $97,650 recognized in deferred tax assets.

In addition, bank regulators periodically review our allowance for loan losses and as a result of such reviews, we may decide to adjust our allowance for loan losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of our management. Material additions to the allowance would materially decrease our net income and may have a material adverse effect on our financial condition, results of operations and capital.

We are subject to environmental liability risk associated with our lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. If, in doing so, hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Municipal deposits are an important source of cost-effective funds for us, and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits. As of September 30, 2023, GS&L Municipal Bank, the New York-chartered limited purpose commercial bank subsidiary of the Bank, held $19.7 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As discussed above under “— Risks Related to Market Interest Rates — Changes in interest rates could reduce our profits and asset values,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local economic conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;
●	we may increase our allowance for loan losses;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Historically, Fort Drum, a major U.S. Army installation located at the southern edge of our primary market area within Jefferson County, has played a significant role in our local economy, and future troop deployments or other changes in the U.S. Army’s staffing or utilization of Fort Drum could weaken economic activity in our primary market area. Moreover, a significant decline in general local, regional or national economic conditions caused by inflation, recession, acts of terrorism, a government shutdown, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. Further, any decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse.

Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets could negatively affect a borrower’s ability to repay their loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

We have relatively few loans outside of our market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, and our ongoing operations, costs and profitability. Any of these negative events may result in higher than expected loan delinquencies, increase our levels of nonperforming and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Risks Related to Our Funding

We may be required to rely more heavily on wholesale funding strategies for funding and liquidity needs if we are unable to generate core deposits, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to maintain our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In addition, although we did not have any brokered deposits at September, 2023, we may utilize brokered deposits to fund loan growth in the future, which may be a more expensive source of funding and have an adverse effect on our net interest margin and profitability.

Risks Related to Competitive Matters

Our asset size and strong competition within our market area may limit our growth and profitability.

The financial services industry is highly competitive. In addition to insured institutions, a variety of other financial services firms, particularly credit unions, as well as mortgage brokerage firms, finance companies, mutual funds, insurance companies, securities brokerage firms and, more recently, financial technology (or “fintech”) companies, also operate in our market area. Some of these entities are unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and fees on more attractive terms than loans we offer.

Our asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments, after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from activities such as securities brokerage. Finally, institutions of our size are generally disproportionately affected by the continually increasing costs of complying with new banking and other regulations.

Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans due to competition, our net interest margin and profitability could be adversely affected.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance.

Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations.

While we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

In addition, we outsource a majority of our data processing requirements to certain third-party providers. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements, or we also could be adversely affected if such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not suffered any security breaches. In cases where a third party experienced a security event communicated to the Bank, none of our systems or customer data were impacted or at risk. However, the existence of cyber-attacks or security breaches at third parties with access to our systems and customer data may not be disclosed to us by those parties in a timely manner.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes.

Changes in accounting standards could affect reported earnings.

The regulatory bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. In some cases, we could be required to apply new or revised guidance retroactively. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. For as long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, The Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are also a smaller reporting company, and even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, the Company is a “smaller reporting company” under the federal securities laws. For as long as it continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM IC.CYBERSECURITY

Not applicable.

ITEM 2.PROPERTIES

We conduct business through our five branch offices located in Jefferson and St. Lawrence Counties in New York. At September 30, 2023, we owned four of our branch office locations and leased one of our branch office locations. At September 30, 2023, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.1 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At September 30, 2023, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTCQB Marketplace (OTCQB) under the symbol “GOVB.”

Holders

The number of shareholders of record of the Company at December 14, 2023 was 178.

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. However, no decision has been made with respect to the amount, if any, and timing of any dividend payments. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

The Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the Bank’ second-step conversion. The source of dividends will depend on the net proceeds retained by the Company and earnings thereon, and dividends from the Bank. In addition, the Company is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

Federal Reserve Board policy also provides that a holding company should consult with the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

The Bank is not permitted to pay dividends on its capital stock owned by the Company, its sole stockholder, if the Bank’s stockholder’s equity would be reduced below the amount of the liquidation account established in connection with the Bank’s second-step conversion. In addition, the Bank will not be permitted to make a capital distribution if, after making such distribution, it would be undercapitalized under applicable regulation. The Bank must file an application with the Federal Reserve Board for approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of its net income for that year to date plus its retained net income for the preceding two years, or it would not be at least adequately capitalized following the distribution.

Under New York state banking law, New York State chartered savings associations may declare and pay dividends out of the balance of net profits after net worth exceeds ten percent of capital (which we refer to as the “undivided profits” of the savings and loan association) upon approval by the board of directors, unless there is an impairment of capital. Pursuant to Federal Reserve Board regulations, the Company may not make a distribution that would constitute a return of capital during the three years following the completion of the Bank’s second-step conversion.

In connection with the completion of the Bank’s second-step conversion on October 31, 2023, the Company and the Bank established a liquidation account, for the benefit of eligible account holders and supplemental eligible account holders of the Bank under the plan of conversion and reorganization for the second-step conversion, in an aggregate amount equal to (i) Cambray Mutual Holding Company’s prior 64.5% ownership interest in the former Gouverneur Bancorp, Inc.’s  total stockholders’ equity as of March 31, 2023, plus (ii) the former Gouverneur Bancorp’s total stockholders’ equity as of March 31, 2023 (which totaled $26.3 million), and the value of the net assets of Cambray Mutual Holding Company as of March 31, 2023, excluding its ownership interest in the former Gouverneur Bancorp, Inc., which totaled $260,000.  The Company and the Bank will maintain the liquidation accounts for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain deposit accounts at the Bank after the second-step conversion. The liquidation accounts are intended to preserve for eligible account holders and supplemental eligible account holders who continue to maintain their deposit accounts with the Bank a liquidation interest in the residual net worth, if any, of the Company or Bank (after the payment of all creditors, including depositors to the full extent of their deposit accounts) in the event of a liquidation of the Company and/or the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Share Repurchases

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of the Bank’s second-step conversion, which was completed on October 31, 2023. The Company did not repurchase any shares of its common stock during the quarter or fiscal year ended September 30, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements of the Company that appear beginning on page F-1 of this report. You should read the information in this section in conjunction with the business and financial information regarding the Company and the financial statements provided in this report.

Executive Summary

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and club accounts, NOW and money market accounts and time certificates. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges, unrealized gains (losses) on swap agreements, earnings on bank owned life insurance and loan servicing fees. Non-interest expense currently consists primarily of salaries and employee benefits, directors’ fees, occupancy and data processing expense and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

We also use derivative instruments as a risk management tool and have entered into several interest rate swap agreements whereby we pay a fixed rate and receive a variable rate on a notional amount. We enter into these arrangements to hedge the cost of certain funding sources and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings, and gains are the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates.

Business Strategy

As a community-minded financial institution, we focus on serving the financial needs of local individuals, businesses and municipalities by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities. Our current business strategy consists of the following:

●Continuing to emphasize residential mortgage lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area. As of September 30, 2023, $102.3 million, or 80.76%, of our total loan portfolio consisted of one- to four-family mortgage loans. Our primary market area, which is located in the northernmost region of New York state, borders the St. Lawrence River and includes private and public lands that are attractive vacation destinations. As a result, our one to four-family residential mortgage loan portfolio also includes loans made to purchase second vacation homes and cottages. We have primarily originated residential mortgage loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide customers with alternatives for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity and pricing alternatives. Through our marketing efforts, our reputation, pricing and strong relationships with real estate agents, we attract mortgage loan business from walk-in customers, customers that apply online and existing customers. We believe that there are opportunities to increase our residential mortgage lending in our market area, and we intend to continue our emphasis on originating one- to four-family loans that meet our underwriting standards.
●Increasing our non-residential loan portfolio.  Our principal loan origination activity remains primarily one- to four-family residential mortgage loans. We supplement these residential originations by also originating higher yielding commercial real estate loans, construction loans and home equity loans and lines of credit. While we intend to continue to emphasize one- to four-family residential mortgage lending, we also intend to continue to focus on originating small business loans in our local market and on the origination of higher yielding non-residential loans to supplement our residential lending portfolio. We expect that any future increases in non-residential loans will be directly proportionate to increases in our residential loan portfolio, which will enable us to maintain the current overall composition of our loan portfolio.
●Increasing municipal deposits as a cost-effective source of funds to help generate future spread income.  To enhance our deposit taking activities, the Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. We maintain GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. As of September 30, 2023, GS&L Municipal Bank held $19.2 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. We have devoted significant time and resources to forming GS&L Municipal Bank and establishing the infrastructure necessary for GS&L Municipal Bank to operate effectively, and we believe there are opportunities to continue to increase municipal deposits as a cost-effective source of funds to help generate additional spread income in the future. Accordingly, we intend to continue to solicit municipal deposits through GS&L Municipal Bank by leveraging our management team’s existing relationships with local municipalities and governmental entities located in our primary market area.

●Grow organically and through opportunistic expansion.  Following our acquisition of Citizens Bank of Cape Vincent in September 2022, our primary intention is currently to grow our balance sheet organically and use our capital to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities primarily include establishing loan production offices, establishing new, or de novo, branch offices (including micro branch offices) and/or acquiring branch offices. We have no current plans or intentions regarding any expansion plans.
●Improving our technology platform.  We intend to continue to build a technology platform that enables us to deliver enhanced products and services to our customers and is also scalable to accommodate our future organic growth plans. To accomplish this objective, we have made and are continuing to make additional investments in our information technology infrastructure, including data backup, security, accessibility, integration, business continuity, website development, online and mobile banking technologies and internal/external ease of use. We outsource a majority of our data processing requirements to our third-party core processor, and we rely on our third-party core processor for data processing and external data security. As a result, we expect that much of our additional investments in improving our technology platform, such as future upgrades and enhancements to our online banking platform, mobile banking app, core banking systems and branch workstation capabilities, all of which run through our core processing system, will be done through our third-party core processor.

We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. While we are committed to the business strategies noted above, we recognize the challenges and uncertainties of the current environment and plan to execute these strategies as market conditions allow.

Summary of Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. Our significant accounting policies are described in Note [2] to the consolidated financial statements included in this report.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Acquired Loans

The Company has determined that there was no evidence of deterioration in credit quality since origination in loans acquired from Citizens Bank of Cape Vincent and that it was probable, at the acquisition date, that the Company will be able to collect all contractually required payments receivable. See further discussion on the acquired loans in Note [3] to the consolidated financial statements included in this report.

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

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience and quantitative and other mathematical techniques over the loss emergence period. Management exercises significant judgment in determining the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses models developed under the guidance of the Office of the Comptroller of the Currency (“OCC”) in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services will periodically review our allowance for loan losses. The regulators may have judgments different than that of management, and we may determine to increase our allowance as a result of these regulatory reviews.

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

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning October 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. In March 2022, the FASB issued ASU 2022-02, Codification Improvements to Topic 326, Financial Instruments Credit Losses, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU.  On October 1, 2023, an initial $465,000 reserve adjustment was made with a $397,350 adjustment being recognized in retained earnings, and the remaining $97,650 recognized in deferred tax assets.

Balance Sheet Analysis

General

Total assets decreased by $7.1 million, or 3.35%, to $205.9 million at September 30, 2023 from $213.0 million at September 30, 2022. The decrease in assets was primarily due to a decrease in cash and cash equivalents of $3.9 million, a decrease in acquired loans of $4.8 million, and a decrease in securities of $3.0 million, partially offset by an increase in originated loans of $6.1 million.  Total loans, net of the allowance for loan losses, increased by $0.3 million, or 1.05%, to $125.4 million at September 30, 2023 from $125.1 million at September 30, 2022. The increase in loans, net of the allowance for loan losses, was primarily due to a seasonal increase in loan originations throughout the summer months as vacationers traveling to the northern part of our primary market area sought second financing on vacation homes and cottages and local residents throughout the market area took advantage of the warm summer months to purchase new vacation homes or renovate their existing homes.

Cash and cash equivalents decreased by $3.9 million, or 27.45%, to $10.4 million at September 30, 2023 from $14.3 million at September 30, 2022. The decrease in cash can primarily be attributed to a net outflow of customer deposits, partially offset by an increase in Federal Home Loan Bank advances.

Securities available for sale decreased by $3.0 million, or 6.03%, to $46.6 million at September 30, 2023 from $49.7 million at September 30, 2022. The decrease was primarily due to principal paydowns and maturities, partially offset by an increase to the market value of the portfolio.

Foreclosed real estate increased to $101,000 at September 30, 2023 from $75,000 at September 30, 2022 due to the addition of a second REO property. Due to the low number of REO properties, year over year balances can fluctuate significantly.

Accrued interest receivable and other assets decreased by $739,000, or 12.88%, to $5.0 million from $5.7 million at September 30, 2022 primarily due to an amortization decrease in the core deposit intangible of $462,000.  This decrease was partially offset by an adjustment to deferred tax balances associated with the acquisition of the Citizens Bank of Cape Vincent which resulted in a reduction of $281,000 to the net deferred tax balance included in other assets and in increase in goodwill by $281,000.

Total deposits decreased by $25.2 million, or 13.68%, to $158.8 million at September 30, 2023 from $184.0 million at September 30, 2022. The decrease in deposits was impacted by a $4.9 million deposit, which was deposited by a customer during the year ended September 30, 2022 in connection with the sale of the customer’s business, and the subsequent withdraw of $5.1 million in deposits by the same customer in October 2022 to disburse proceeds from the sale of the business to the stakeholders of the sold business.   Consumer deposits have also decreased overall as a result of the use of COVID-era governmental incentives received during the pandemic.

There were $14.0 million in Federal Home Loan Bank advances at September 30, 2023 and no advances at September 30, 2022. The increase in advances was primarily due to the decrease in total deposits and was used to fund operating expenses and loan originations.

Shareholders’ equity increased by $279,000, or 1.12%, to $25.1 million at September 30, 2023 from $24.8 million at September 30, 2022. The increase in shareholders’ equity was primarily a result of the addition of net income generated by the Bank and GS&L Municipal Bank in fiscal 2023 as well as an increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component, partially offset by the pension liability account also included in the accumulated other comprehensive income component.

Loans

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial real estate loans and multi-family real estate loans, acquisition, development and land loans, commercial and industrial loans, home equity loans and lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications and by offering competitive pricing of loan products.

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 15 of the notes to consolidated financial statements provided in this report.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at September 30, 2023, we had $1.3 million of loans in process.

	September 30,
	2023		2022
	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family residential	$102,251	80.76%	$99,363	78.64%
Commercial	11,490	9.08%	12,326	9.75%
Construction	2,265	1.79%	4,757	3.76%
Home equity loans and lines of credit	2,963	2.34%	2,464	1.95%
Commercial loans	1,501	1.19%	2,064	1.63%
Consumer loans:
Automobile	3,027	2.39%	2,276	1.80%
Passbook	267	0.21%	540	0.43%
Other consumer	2,841	2.24%	2,570	2.04%

Add:
Net deferred loan fees	437	—	577	—
Less:
Net discount on acquired loans	(992)	—	(1,205)	—
Allowance for losses	(623)	—	(621)	—
Total net loans	$125,427	—	$125,111	—

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential Real	Commercial
September 30, 2023	Estate	Real Estate	Construction	Commercial	Consumer	Total

	(In thousands)

Amounts due in:
One year or less	$207	$458	$2,253	$37	$144	$3,099
More than one to five years	2,003	6,169	—	868	3,960	13,000
More than five to 15 years	30,301	1,922	—	542	1,817	34,582
More than 15 years	71,896	2,644	—	44	162	74,746
Total	$104,407	$11,193	$2,253	$1,491	$6,083	$125,427

Fixed and Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at September 30, 2023 that are contractually due after September 30, 2024.

	Due After September 30, 2024
At September 30, 2023	Fixed	Adjustable	Total

	(In thousands)

Real estate loans:
One- to four-family residential	$71,505	$29,762	$101,267
Commercial	7,648	3,087	10,735
Construction	—	—	—
Home equity loans and lines of credit	1,173	1,760	2,933
Commercial loans	1,198	256	1,454
Consumer loans:
Automobile	2,994	—	2,994
Passbook	216	21	237
Other consumer	2,708	—	2,708
Total loans	$87,442	$34,886	$122,328

Securities

Our investment portfolio consists primarily of municipal bonds, mortgage-backed securities and U.S. government agency bonds.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2023 are summarized in the table below. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
September 30, 2023	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds, treasuries, agencies, other government-sponsored enterprises	$6,585	3.82%	$13,789	4.23%	$4,437	4.06%	$15,551	4.05%	$40,362	$36,337	4.07
Residential mortgage-backed securities	2	3.71%	3,161	4.58%	4,805	3.70%	758	3.16%	8,726	7,915	3.98
SBA-guaranteed debenture	—	—%	1,965	5.32%	461	4.81%	—	—%	2,426	2,372	5.21
Total	$6,587	3.82%	$18,915	4.40%	$9,703	3.92%	$16,309	4.00%	$51,514	$46,624	4.11
Securities held-to-maturity:
Mortgage backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—

Total	$6,587	3.82%	$18,915	4.23%	$9,703	4.06%	$16,309	4.00%	$51,514	$46,624	4.11

Deposits

Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, savings accounts, NOW and money market accounts and time deposits, for both individuals and businesses. The following table sets forth the distribution of total deposits by account type at the dates indicated.

	September 30,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Noninterest-bearing demand deposits	$25,052	15.78%	0.00%	$25,760	14.00%	0.00
Regular savings and other deposits	66,570	41.93%	0.10%	83,735	45.52%	0.10
NOW and money market deposits	42,625	26.84%	0.35%	54,085	29.40%	0.08
Time deposits and certificates of deposit	24,531	15.45%	2.61%	20,371	11.08%	0.47
Total	$158,778	100.00%	—	$183,951	100.00%	—

We did not have any brokered deposits at September 30, 2023 or 2022.

Uninsured deposits, which are the portion of deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits, currently set at $250,000, were approximately $42.3 million at September 30, 2023 and $46.8 million at September 30, 2022. GS&L Municipal Bank accounted for approximately $18.3 million and $24.8 million of the uninsured deposits at September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, we had $60.2 million in available liquidity with the Federal Home Loan Bank of New York and other borrowing sources and $10.4 million in cash and cash equivalents, which was sufficient to cover 100% of our total $24.8 million uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

The following table sets forth the maturity of the uninsured certificates of deposit as of September 30, 2023.

At
September 30, 2023
(In thousands)
Maturity Period:
Over six through twelve months	$1,578
Total	$1,578

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022

Financial Highlights

Net income for the year ended September 30, 2023 was $317,000 compared to net income of $1.5 million for the year ended September 30, 2022. Net income for the year ended September 30, 2023 was lower than the year ended September 30, 2022 primarily due to a $3.0 million decrease in the unrealized gain (loss) on interest rate swap agreements.  The decrease in net income was also impacted by a $1.2 million increase in salaries and employees benefits that resulted from the September 2022 acquisition of Citizens Bank of Cape Vincent and the addition of its three branches and employees.

Net Interest Income

Net interest income totaled $7.6 million for the year ended September 30, 2023, as compared to $4.3 million for the year ended September 30, 2022. The increase in net interest income of $3.3 million, or 77.43%, was primarily due to an increase in interest income from the swap agreements held with Federal Home Loan Bank of New York, an increase in loan interest income received as interest rates increased an average of 37 basis points, and an increase in interest received from investment securities received from the acquisition of Citizens Bank of Cape Vincent in September 2022.

Interest income increased by $3.6 million, or 79.51%, due to an increase in average interest earning assets of $3.3 million, or 78.60%. Interest expense increased by $302,000, or 112.69%, due to an increase in FHLB borrowings of $14.0 million, or 100%, and an increase in the cost of interest-bearing liabilities by 54 basis points from 0.15% to 0.69%. Net interest margin decreased by 17 basis points, or 0.17%, during the year ended September 30, 2023 to 4.23% compared to 4.40% at September 30, 2022.

Provision for Loan Losses

Management recorded loan loss provisions of $122,000 and $61,000 for the years ended September 30, 2023 and 2022, respectively. During 2023, we charged-off a total of $126,000 against non-performing loans. During 2022, we charged-off a total of $69,000 against non-performing loans. We recorded recoveries of $6,000 and $10,000 during the years ended September 30, 2023 and 2022, respectively.

The increase in provision level was primarily attributed to expected charge-offs of residential mortgages. With the expiration of the COVID-19 pandemic related moratoriums on foreclosures of residential homes, there were two mortgages that were foreclosed on during fiscal 2023 with charge-offs totaling $106,000.

Based on a review of the loans that were in the loan portfolio at September 30, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges	$331	$278	$53	19.06%
Realized loss on sales of assets, net	(661)	(1)	(660)	100.00%
Realized gain on swap unwound	654	—	654	100.00%
Earnings on investment in life insurance	142	137	5	3.65%
Earnings (loss) on deferred fees plan	41	(44)	85	193.18%
Unrealized gains (losses) on swap agreements	(802)	2,158	(2,960)	137.16%
Earnings on MPF & MAP originations	10	24	(14)	34.05%
Earnings on MPF & MAP loan servicing fees	32	34	(2)	34.05%
Other non-interest income	324	219	105	47.95%
Total non-interest income (loss)	$71	$2,805	$(2,734)

The decrease in total non-interest income was primarily due to the unrealized loss on swap agreements resulting from fluctuations in long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $0.8 million at September 30, 2023 compared to an unrealized gain of $2.2 million at September 30, 2022.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,442	$2,291	$1,151	50.24%
Directors fees	282	274	8	2.92%
Earnings (Losses) on deferred fees plan	41	(44)	85	193.18%
Occupancy expense	999	648	351	54.17%
Data processing	459	265	194	73.21%
Postage and supplies	147	80	67	83.75%
Professional fees	529	303	226	74.59%
Foreclosed assets, net	30	31	(1)	(3.23)%
Intangibles & deposit premium expense	459	—	459	100.00%
Acquisition-related expenses	—	558	(558)	100.00%
Other non-interest expense	920	698	222	31.81%
Total non-interest expense	$7,308	$5,104	$2,204

The increase in 2023 total noninterest expense included a $1.2 million increase in salaries and employee benefits and $351,000 increase in occupancy expense from September 30, 2022 to September 30, 2023 due to the addition of fifteen employees, and three branch office buildings, inthe Citizens Bank of Cape Vincent acquisition. There was also a $459,000 core deposit intangible amortization and deposit premium expense at September 30, 2023 compared to $0 at September 30, 2022. The core deposit intangible and deposit premium were recorded as a result of the acquisition of Citizens Bank of Cape Vincent.

Income Taxes

The Company recorded an income tax benefit of $84,000 for the year ended September 30, 2023 and an income tax expense of $392,000 for the year ended September 30, 2022. The decrease in income tax expense resulted from an increase in tax-exempt municipal bond interest income and a decrease in pre-tax book income. The Company’s effective income tax rates were (36.05%) and 20.43% for the years ended September 30, 2023 and 2022, respectively.

Average Balances and Yields

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $470,000 and $577,000 for the years ended September 30, 2023 and 2022, respectively. The decrease in deferred loan fees was impacted by the 2023 restructuring of one commercial loan which resulted in a reduction of $89,000 in deferred loan fees.  Loan balances exclude loans held for sale.

For the Year Ended September 30,
2023	2022
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)

Interest-earning assets(1):
Loans	$124,804	$6,119	4.90%	$88,661	$3,843	4.33%
Securities	54,145	1,949	3.60%	25,405	660	2.60%
Other short term investments	2,145	94	4.38%	4,093	44	1.08%
Total interest-earning assets	181,094	8,162	4.51%	118,159	4,547	3.85%
Noninterest-earning assets	24,833	13,815
Total assets	$205,927	$131,974

Interest-bearing liabilities(1):
Regular savings and club deposits	76,964	93	0.12%	42,676	59	0.14%
Money market and NOW deposits	51,208	(9)	(0.02)%	30,765	105	0.34%
Certificates of deposit	20,973	261	1.24%	15,997	100	0.63%
Total interest-bearing deposits	149,145	345	0.23%	89,438	264	0.41%
Federal Home Loan Bank advances and other borrowings(2)	6,677	225	3.37%	163	4	2.45%
Total interest-bearing liabilities	155,822	570	0.37%	89,601	268	0.30%
Noninterest-bearing demand deposits	10,664	13,784
Other noninterest-bearing liabilities	1,166	2,206
Total liabilities	167,652	105,591
Total shareholders’ equity	38,275	26,383
Total liabilities and shareholders’ equity	$205,927	$131,974
Net interest income	$7,592	$4,279
Net interest rate spread(3)	4.14%	3.55%
Net interest-earning assets(4)	$25,272	$28,558
Net interest margin(5)	4.19%	3.62%
Average interest-earning assets to interest-bearing liabilities	1.16	x	1.32	x
(1)	The table on the following page provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:
(2)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowings.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets

	For the Year Ended September 30,
	2023	2022

	(Dollars in thousands)
Interest on loans, net of deferred fees	$6,119	$3,843
Impact of swap agreements	41	(172)
Interest on loans, excluding impact of swap agreements	$6,078	$4,015

Interest on money market and NOW deposit accounts	$(9)	$105
Impact of swap agreements	(46)	86
Interest on deposits, excluding impact of swap agreements	37	$19

Interest on borrowings	$225	$4
Impact of swap agreements	(125)	—
Interest on borrowings, excluding impact of swap agreements	$350	$4

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

	Year Ended September 30, 2023
	Compared to
	Year Ended September 30, 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	1,720	556	2,276
Securities	962	327	1,289
Other short term investments	(30)	80	50
Total interest-earning assets	2,652	963	3,615

Interest-bearing liabilities:
Regular savings and club deposits	43	(9)	34
Money market and NOW deposits	41	(155)	(114)
Certificates of deposit	39	122	161
Total deposits	123	(42)	81
Federal Home Loan Bank advances and other borrowings	219	2	221
Total interest-bearing liabilities	342	(40)	302
			—
Change in net interest income	2,310	1,003	3,313

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Management of Credit Risk.  The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, an excellent knowledge of the communities we lend in, and significant levels of monitoring. Our lending practices include conservative exposure limits and underwriting, extensive documentation and collection standards. Our credit risk management strategy also emphasizes diversification at the borrower level as well as regular credit examinations, continuous site visits by executive management and management reviews of large credit exposures and credits that might experience deterioration of credit quality.

Analysis of Non-Performing Assets, Troubled Debt Restructurings and Classified Assets

Classified Assets.  Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation.

Non-Performing Assets.  The table below sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $538,000 and $20,000, respectively, as of September 30, 2023 and 2022.

	At September 30,
	2023	2022

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$186	$607
Commercial	402	296
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	9	10
Total non-accrual loans	$597	$913

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	$101	$75
Commercial	—	—
Construction	—	—
Total real estate owned	$101	$75

Total non-performing assets	$698	$988

Total non-accruing troubled debt restructured loans	$538	$20
Total non-performing loans to total loans(1)	0.64%	0.71%
Total non-accruing loans to total loans	0.17%	0.69%
Total non-performing assets to total assets	0.40%	0.37%
(1)

At September 30, 2023 there was one restructured loan from the Citizens Bank of Cape Vincent acquisition on non-accrual status and at September 30, 2022, there was one loans from the Citizens Bank of Cape Vincent acquisition on non-accrual status.

Our classified and special mention assets at the dates indicated were as follows:

	September 30,
	2023	2022

	(In thousands)

Substandard assets	$700	$574
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	700	574
Special mention assets	—	—
Foreclosed real estate	$101	$75

The Bank owned two pieces of foreclosed property at September 30, 2023 as compared to one piece of foreclosed property at September 30, 2022.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2023			2022
	30 to 59	60 to 89	90 Days	30 to 59	60 to 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)

Real estate loans:
One- to four-family residential	$810	$5	$138	$503	$621	$547
Commercial	—	—	66	—	—	40
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	—	15	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	84	11	—	73	—	11
Total	$894	$16	$204	$576	$636	$598

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. We use a disciplined process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience and quantitative and other mathematical techniques over the loss emergence period. Management exercises significant judgment in determining the estimation method that fits the credit risk characteristics of each portfolio segment. We use models developed under the guidance of the Office of the Comptroller of the Currency (“OCC”) in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior and collateral value, among other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses. Our allowance for loan losses is sensitive to risk ratings assigned to the individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves. Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

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

Specific Allowances for Identified Problem Loans.  We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State

Department of Financial Services will periodically review our allowance for loan losses. The regulators may have judgments different than that of management, and we may determine to increase our allowance as a result of these regulatory reviews.

Loans are placed into a non-accruing status and classified as nonperforming when the principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in the process of collection. A debt is “well secured” if it is secured by (1) pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) the guarantee of a financially responsible party. A debt is “in the process of collection” if collection on the debt is proceeding in due course either through legal action, including judgment enforcement procedure, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Loans classified as substandard or worse are considered for impairment testing. A substandard loan shows signs of continuing negative financial trends and unprofitability, and therefore is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. The borrower on such loans typically exhibits one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to the service debt and an improvement in the cash flow position is unlikely within the next twelve months; secondary and tertiary means of debt repayment are weak. Loans classified as substandard are characterized by the probability that we will not collect amounts due according to the contractual terms or will sustain some loss if the deficiencies are not corrected.

Loss potential, while existing with respect to the aggregate amount of substandard (or worse) loans, does not have to exist in any individual assets classified as substandard. Such credits are also evaluated for nonaccrual status.

Impaired loans include loans that have been classified as substandard or worse. However, certain loans have been paying as agreed and have remained current, with some financial issues related to cash flow that have caused some concern as to the ability of the borrower to perform in accordance with the current loan terms but not to such extent as to require the loan to be put into a non-accruing status. Cash receipts on impaired loans are recorded as interest income as received, unless the loan is in a nonaccrual status.

For all classes of loans receivable, the accrual of interest is discontinued when any of the following conditions are met: (1) the contractual payment of principal or interest has become 90 days past due, unless the loan is both well-secured and in the process of collection, (2) the loan is maintained on a cash basis because of deterioration in the financial condition of the borrower, or (3) when management does not expect payment in full of principal or interest, even though the loan may be currently performing.

As an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2023	2022

	(Dollars in thousands)

Allowance for loan losses at beginning of year	$621	$620
Provision for loan losses	122	61
Charge-offs:
Real estate loans:
One- to four-family residential	106	63
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	1	—
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	19	6
Total charge-offs	$126	$69

Recoveries:
Real estate loans:
One- to four-family residential	$1	$5
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	1	—
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	4	4
Total recoveries	6	9

Net (charge-offs) recoveries	$120	$60

Allowance at end of year	$623	$621
Non-performing loans to total loans outstanding at the end of the period	0.75%	0.71%
Allowance to non-performing loans(1)	89.04%	100.65%
Allowance to non-accrual loans(1)	384.80%	104.04%
Allowance to total loans outstanding at the end of the period	0.50%	0.50%
Allowance to total loans outstanding at the end of the period, excluding acquired loans	0.67%	0.71%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.096)%	(0.066)%
(1)	At September 30, 2023 there was one restructured loan from the Citizens Bank of Cape Vincent acquisition on non-accrual status and at September 30, 2022, there was one loan from the Citizens Bank of Cape Vincent acquisition on non-accrual status.

The following table sets forth the ratio of net charge-offs (recoveries) to average loans outstanding by segment for the periods indicated:

	September 30,
	2023	2022

Real estate loans:
One- to four-family residential	0.10%	0.08%
Commercial	0.00%	0.00%
Construction	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Commercial loans
Consumer loans:
Automobile	0.00%	0.00%
Passbook	64.03%	29.89%
Other consumer	0.07%	(0.08)%
Total	0.100%	0.066%

The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30,
	2023			2022
		Percent of			Percent of
		Allowance	Percent		Allowance	Percent
		in Each	of Loans		in Each	of Loans
		Category	in Each		Category	in Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Loan	Allocated	to Total	for Loan	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$541	86.84%	85.61%	$548	88.24%	84.36%
Commercial	55	8.83%	7.89%	55	8.86%	9.75%
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial and industrial loans	6	0.96%	1.12%	5	0.81%	1.63%
Consumer loans:
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	21	3.37%	5.38%	13	2.09%	4.26%
Total	$623	—	—	$621	—	—

We measure and record the allowance for loan losses based upon an incurred loss model. Under this approach, loan loss is recognized when it is probable that a loss event was incurred. This approach also considers qualitative adjustments to the quantitative baseline determined by the model. We consider the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies and the level of criticized loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. See Note [5] to the notes to our consolidated financial statements for a complete discussion of our allowance for loan losses.

Interest Rate Risk Management

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2023 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Economic value of equity, or “EVE,” is an economic concept that gauges the impact of interest rate changes on fair market values of assets, liabilities, and equity. EVE captures the change in economic value of the Bank even though that change may not be reflected in our accounting books and records. EVE shows management the “capital at risk” of the Bank based on the underlying values of all components of the balance sheet. As a measure of interest rate risk it is separate and distinct from earnings at risk. EVE is a measure of long-term interest rate risk and earnings at risk is a measure of short-term interest rate risk.

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	6,835	(388)
+300	6,910	(313)
+200	7,005	(218)
+100	7,100	(123)
Level	7,223	—
-100	7,255	32
-200	7,185	(38)
-300	7,006	(217)
-400	6,818	(405)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basic points)

		(Dollars in thousands)
+400	27,528	(13,226)	(32.45)%	17.98%	(4.42)%
+300	30,282	(10,472)	(25.70)%	19.03%	(3.37)%
+200	32,754	(8,000)	(19.63)%	19.82%	(2.58)%
+100	35,344	(5,410)	(13.27)%	20.55%	(1.85)%
—	40,754	—	—	22.40%	—
-100	46,666	5,912	14.51%	24.11%	1.71%
-200	48,530	7,776	19.08%	23.99%	1.59%
-300	47,684	6,930	17.00%	22.81%	0.41%
-400	45,010	4,256	10.44%	20.94%	(1.46)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At September 30, 2023, there were $14.0 million in outstanding advances from the Federal Home Loan Bank and we had the ability to borrow $43.5 million. Additionally, at September 30, 2023, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2023, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by (used by) operating activities was $5.7 million and $(2.5) million for the years ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $1.8 million and $(48,000) for the years ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $(11.4) million and $5.9 million for the years ended September 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of September 30, 2023. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of September 30, 2023 or September 30, 2022.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2023, the Company (on an unconsolidated basis) had liquid assets of $4.6 million.

At September 30, 2023, both the Bank and GS&L Municipal Bank exceeded all of their respective regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Item 7: Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 8.FINANCIAL STATEMENTS

The information required by this item is included herein beginning on page F-1.

ITEM 9.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

During the quarter and year ended September 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.OTHER INFORMATION

None

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item with respect to any delinquent reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by referenced to the Proxy Statement.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct is available in the Investor Relations section of our website (www.gouverneurbank.com).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership” in the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1—Election of Directors,” “Policies and Procedures for Approval of Related Persons Transactions,” “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Bonadio & Co., LLP, Syracuse, NY, Auditor Firm ID: 1884. The information required by this item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

3.2	Bylaws of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.0	Specimen Stock Certificate of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.1	Description of Gouverneur Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Gouverneur Savings and Loan Association Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.2	Gouverneur Savings and Loan Association Voluntary Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.3	Gouverneur Savings and Loan Association Directors’ Retirement Plan+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023
21.0	Subsidiaries	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

    + Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gouverneur Bancorp, Inc.

Gouverneur, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Gouverneur Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Bonadio & Co., LLP

Syracuse, New York

December 26, 2023

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	September 30,	September 30,
	2023	2022
Assets:
Cash and due from banks	$9,306	$10,109
Interest-bearing deposits in bank	1,101	4,235
Total cash and cash equivalents	10,407	14,344

Time Deposits in other financial institutions	484	718
Securities available-for-sale, at fair value	46,624	49,645
Securities held-to-maturity, at amortized cost (fair value September 30, 2023 and September 30, 2022: $1)	—	1

Acquired loans, net of discount at September 30, 2023: $992 and September 30, 2022: $1,205	32,174	36,777
Loans receivable, net of allowance for loan losses: September 30, 2023: $623 and September 30, 2022: $621	93,253	88,334
Loans receivable, net	125,427	125,111

Investments in restricted stock, at cost	1,471	895
Bank owned life insurance	6,984	6,841
Premises and equipment, net	3,073	3,155
Foreclosed real estate, net	101	75
Core deposit intangible	2,080	2,542
Goodwill	4,237	3,956
Accrued interest receivable and other assets	4,997	5,736
Total assets	$205,885	$213,019

Liabilities:
Deposits: Non-interest-bearing demand	$25,052	$25,760
NOW and money market	42,625	54,085
Savings and club	66,570	83,735
Time certificates	24,531	20,371
Total deposits	158,778	183,951

Advances from the Federal Home Loan Bank	13,990	—
Advanced payments from borrowers for taxes and insurance	443	433
Accrued interest payable and other liabilities	7,566	3,806
Total liabilities	180,777	188,190

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 9,000,000 shares authorized; 2,031,377 shares issued	24	24
Additional paid-in capital	5,035	5,035
Retained earnings	28,242	28,128
Accumulated other comprehensive loss	(4,123)	(4,288)
Treasury Stock, at cost, (shares September 30, 2023: 352,231: September 30, 2022: 352,233)	(4,070)	(4,070)
Total shareholders' equity	25,108	24,829
Total liabilities and shareholders' equity	$205,885	$213,019

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended
	September 30,
	2023	2022
Interest income:
Loans, net	$6,078	$4,015
Net swap income (expense) on loan hedge	41	(172)
Securities-taxable	1,428	188
Securities-non-taxable	521	472
Other short-term investments	94	44
Total interest income	8,162	4,547

Interest expense:
Deposits	391	178
Net swap (income) expense on deposit hedge	(46)	86
Borrowings – short term and long term	350	4
Net swap income on borrowing hedge	(125)	—
Total interest expense	570	268

Net interest income	7,592	4,279
Provision for loan losses	122	61
Net interest income after provision for loan losses	7,470	4,218

Non-interest income:
Service charges	331	278
Realized loss on sales of securities – AFS	(661)	—
Realized gain on swap unwound	654	—
Loss on disposal of premises and equipment, net	—	(1)
Earnings on investment in life insurance	142	137
Earnings (loss) on deferred fees plan	41	(44)
Unrealized (loss) gain on swap agreements	(802)	2,158
Earnings on MPF and MAP programs	42	58
Other non-interest income	324	219
Total non-interest income, net	71	2,805

Non-interest expenses:
Salaries and employee benefits	3,442	2,291
Directors fees	282	274
Earnings (losses) on deferred fees plan	41	(44)
Building, occupancy and equipment	999	648
Data processing	459	265
Postage and supplies	147	80
Professional fees	529	861
Intangibles & deposit premium amortization	459	—
Foreclosed assets, net	30	31
Other non-interest expense	920	698
Total non-interest expenses	7,308	5,104

Income before income tax expense	233	1,919
Income tax (benefit) expense	(84)	392
Net income	$317	$1,527

Earnings per common share – basic	$0.16	$0.75
Earnings per common share – diluted	$0.16	$0.75

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended
	September 30,
	2023	2022
Net Income	$317	$1,527
Other comprehensive income (loss) net of tax:
Unrealized loss on securities:
Unrealized holding loss arising during period	(239)	(5,256)
Tax benefit	(50)	(1,104)
Unrealized holding loss, net of deferred taxes	(189)	(4,152)

Post-retirement benefit	448	213
Tax expense	94	45
Post-retirement benefit, net of deferred taxes	354	168

Total other comprehensive income (loss)	165	(3,984)
Total comprehensive income (loss)	$482	$(2,457)

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 30, 2023 and 2022

(In thousands, except share and per share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2021	$24	$5,035	$26,717	$(4,070)	$(304)	$27,402
Comprehensive income:
Net income	—	—	1,527	—	—	1,527
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	168	168
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(4,152)	(4,152)
Total comprehensive income						(2,457)
Cash dividends declared, $0.16 per share	—	—	(116)	—	—	(116)
Balance at September 30, 2022	$24	$5,035	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income	—	—	317			317
Net pension and postretirement benefit costs, net of taxes	—	—	—		354	354
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—			(189)	(189)
Total comprehensive income						482
Cash dividends declared, $0.10 per share	—	—	(203)	—	—	(203)
Balance at September 30, 2023	$24	$5,035	$28,242	$(4,070)	$(4,123)	$25,108

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net Income	$317	$1,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	122	61
Net amortization of deferred fees on loans	93	106
Net amortization of securities premiums and discounts	(699)	(25)
Depreciation	242	138
Deferred income tax	(116)	385
Net realized losses on securities available for sale	661	—
Net amortization of core deposits intangible	462	—
Net realized losses on disposal of premises and equipment	—	1
Loss on subsequent write-downs of REOs	24	25
Net realized gains on sale of foreclosed assets	(32)	(17)
Earnings on investment in life insurance	(142)	(137)
(Increase) decrease in accrued interest receivable and other assets	531	(2,300)
Increase (decrease) in accrued interest payable and other liabilities	4,206	(2,273)
Net cash (used in) provided by operating activities	5,669	(2,509)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities Available for Sale (AFS)	5,054	—
Proceeds from maturities and principal reductions of securities (AFS)	5,834	2,119
Purchases of securities (AFS)	(7,834)	(1,932)
Securities held to maturity - proceeds from maturities	1	1
Bank acquisition, net of cash acquired	—	1,914
Purchases of FHLB stock	(576)	(1)
Net increase in loans receivable and loans held for sale	(721)	(2,129)
Additions to premises and equipment	(160)	(188)
Proceeds from the sale of foreclosed assets	172	168
Net cash (used in) provided by investing activities	1,770	(48)
Cash flows from financing activities:
Net increase (decrease) in deposits	(25,173)	6,010
Proceeds from short-term borrowings	56,960	8,500
Repayments of short-term borrowings	(42,970)	(8,500)
Advance payments by borrowers for Property Taxes and Insurance, net	10	(42)
Cash dividends paid to common stock shareholders	(203)	(116)
Net cash provided by (used in) financing activities	(11,376)	5,852
Net decrease in cash and cash equivalents	(3,937)	3,295
Cash and cash equivalents – Beginning of Year	14,344	11,049
Cash and cash equivalents – End of Year	$10,407	$14,344
Supplemental disclosures:
Cash paid during the year for interest	$525	$297
Loans receivable transferred to foreclosed assets during the year	234	—
Write-downs on foreclosed assets through the allowance for loan losses	(44)	(25)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS

Gouverneur Bancorp, Inc. (the “Company”) is a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the “Bank”). On March 23, 1999, the Bank reorganized into the mutual holding company form of organization as a wholly-owned subsidiary of Bancorp, a mid-tier stock holding company that became the majority-owned subsidiary of Cambray Mutual Holding Company. Cambray Mutual Holding Company, (the “MHC”), a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 64.55% of the outstanding common stock of Bancorp as of September 30, 2023.

On September 16, 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), Cape Vincent, New York, a commercial bank with full-service offices in the villages of Cape Vincent, Chaumont and LaFargeville. At the effective time of the merger, CBCV was merged with and into Gouverneur Savings and Loan Association and each CBCV stockholder became entitled to receive $1,056.11 in cash for each share of CBCV common stock that they held at the effective time of the merger. See Note 3 for more information on the acquisition of CBCV.

In conjunction with the acquisition of CBCV, The Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s roughly $24,187,000 in municipal deposits and continue to compete for such deposits in the future. The Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. The formation of GS&L Municipal Bank included an initial $2.5 million contribution from the Bank.

GS&L Municipal Bank is a New York chartered limited purpose commercial bank organized in September 2022 to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities. The Bank views GS&L Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

Gouverneur Bancorp, Inc. is a Maryland corporation that was incorporated in June 2023 to be the successor to Gouverneur Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of Gouverneur Savings and Loan Association (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Cambray Mutual Holding Company was the former mutual holding company for the Mid-Tier Holding Company prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of Cambray Mutual Holding Company and the Mid-Tier Holding Company merged out of existence and now cease to exist. The second-step conversion was completed on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than Cambray Mutual Holding Company was converted into 0.5334 shares of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.5334 exchange ratio, unless otherwise noted

The Bank provides financial services to individuals and businesses primarily in St. Lawrence, Jefferson and Lewis Counties in New York State. The Bank is subject to regulation by the New York State Department of Financial Services (“NYSDFS”) and Federal Deposit Insurance Corporation (“FDIC”). GS&L Municipal Bank’s principal business focus is to serve the deposit needs of Municipalities that are within the Bank’s three-county market area. Initially, GS&L Municipal Bank will concentrate its business development efforts on St. Lawrence and Jefferson Counties in the state of New York and will focus exclusively on deposit products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank. All intercompany accounts and transactions have been eliminated in consolidation.

At September 30, 2023 and 2022, GS&L Municipal Bank held $27.5 and $30.4 million, respectively, of the Bank’s $46.6 million investment securities portfolio and $19.7 and $22.8 million, respectively, of the Bank’s deposits.

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

Concentrations of Credit Risk

At September 30, 2023 and 2022, the Company held approximately $834,000 and $4,235,000, respectively, on deposit with the Federal Reserve Bank and Federal Home Loan Bank of New York which is not insured by the Federal Deposit Insurance Corporation.

The Bank operates primarily in St. Lawrence, Jefferson and Lewis Counties, New York and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. These customers are also the primary depositors of the Bank. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers. Note 4 discusses the types of securities the Bank invests in and Note 5 discusses the types of lending in which the Bank engages.

Cash and Cash Equivalents

For the purpose of reporting on the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits in banks with an original maturity of 90 days or less.

Time Deposits in Other Financial Institutions

The majority of the Bank’s time deposits mature within one year and are maintained with major financial institutions in the United States. Interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The FDIC insurance coverage is $250,000. The Bank currently has no time deposits that exceed the FDIC insurance coverage.

Investment Securities

Investment Securities classified as available-for-sale are those that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Debt securities available-for-sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred income tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income to the call date or to date of maturity. Each method approximates the interest over the terms of the securities.

The Company did not hold any equity securities at September 30, 2023 and 2022.

Debt securities classified as held-to-maturity are those the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in Restricted Stock

The stock from the Federal Home Loan Bank of New York (“FHLBNY”) and Atlantic Central Bankers Bank (“ACBB”) is restricted as to its marketability. Because no ready market exists for these investments and they have no quoted market value, the Company’s investment in this stock is carried at cost. Each member of the FHLBNY is required to maintain a minimum level of membership stock for as long as it remains a member. The amount of required membership stock is, generally speaking, equal to a specified percentage of “mortgage-related assets” held by the member. Members are also required to purchase activity-based stock in an amount, generally speaking, equal to a specific percentage of the outstanding principal balance of advances extended to the member.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. There were no loans held for sale at September 30, 2023 or 2022.

Loans Receivable

Loans are carried at the amount of unpaid principal, adjusted for deferred loan fees and origination costs. Interest on loans is accrued based on the principal amounts outstanding. Nonrefundable loan fees and related direct costs are deferred, and the net amount is amortized to income as a yield adjustment over the life of the loan using the interest method. When principal or interest is delinquent for ninety days or more, the Company places the loan on nonaccrual status.

After a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Subsequent collections of interest payments on nonaccrual loans are recognized as interest income unless ultimate collectability of the loan is in doubt. Cash collections on loans where ultimate collectability remains in doubt are applied as reductions of the loan principal balance and no interest income is recognized until the principal balance has been collected.

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

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience and quantitative and other mathematical techniques over the loss emergence period. Management exercises significant judgment in determining the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses models developed under the guidance of the Office of the Comptroller of the Currency (“OCC”) in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

A loan is considered impaired when, based on current information and events, the Company has concerns about the ability to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing. When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of the collateral. These factors are combined to estimate the probability and severity of inherent losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately evaluate individual consumer and residential loans for impairment.

The pooled formula component is used to estimate the losses inherent in the pools of non-classified loans. These loans are then also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, results of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). Current economic conditions take into account the average unemployment rate for St. Lawrence, Jefferson and Lewis Counties, New York, the State of New York and for the nation, with the most significance given to the St. Lawrence County data. The allowance factors assigned differ by loan type.

Allowance factors and overall size of the allowance may change from period to period based on management’s assessment of the above-described factors and the relative weights given to each factor. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

Loans are placed into a non-accruing status and classified as nonperforming when the principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in the process of collection. A debt is “well secured” if it is secured by (1) pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) the guarantee of a financially responsible party. A debt is “in the process of collection” if collection on the debt is proceeding in due course either through legal action, including judgment enforcement procedure, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Loans classified as substandard or worse are considered for impairment testing. A substandard loan shows signs of continuing negative financial trends and unprofitability, and therefore is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. The borrower on such loans typically exhibits one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to the service debt and an improvement in the cash flow position is unlikely within the next twelve months; secondary and tertiary means of debt repayment are weak. Loans classified as substandard are characterized by the probability that the Bank will not collect amounts due according to the contractual terms or will sustain some loss if the deficiencies are not corrected.

Loss potential, while existing with respect to the aggregate amount of substandard (or worse) loans, does not have to exist in any individual assets classified as substandard. Such credits are also evaluated for nonaccrual status.

Impaired loans include loans that have been classified as substandard or worse. However, certain loans have been paying as agreed and have remained current, with some financial issues related to cash flow that have caused some concern as to the ability of the borrower to perform in accordance with the current loan terms but not to such extent as to require the loan to be put into a non-accruing status. Cash receipts on impaired loans are recorded as interest income as received, unless the loan is in a nonaccrual status.

The Company’s charge-off policies by segment of the loan portfolio are as follows:

●	Real Estate – The Company generally writes down to the net realizable value based on new appraisal values obtained at the time of possession.
●	Consumer Loans – The Company generally fully or partially charges down to the net realizable value at the time of possession.
●	Commercial Loans – The Company reviews on a quarterly basis.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Costs of significant property improvements are capitalized. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current earnings. Depreciation expense is calculated principally on the straight-line method over the following estimated useful lives of the related assets:

Years

Buildings and Improvements	5 - 39.5
Furniture and Equipment	3 - 7

Foreclosed Assets

Foreclosed assets include both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed assets are recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, management performs periodic valuations and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Gains and losses realized on the sale, and any adjustments resulting from periodic re-evaluation of the property are included in noninterest income or expense, as appropriate. Net costs of maintaining and operating the properties are expensed as incurred. Improvements, which extend the life or improve the value of the property, are capitalized as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Investment in Life Insurance

The Company purchased single-premium life insurance on certain employees and executives of the Company and is carried at its cash surrender value. Appreciation in value of the life insurance policies and gain on death proceeds are classified as noninterest income. The cash surrender value received from death proceeds is recorded as a reduction to the carrying value.

Income Taxes

The Company files a consolidated federal income tax return. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”), “Accounting for Income Taxes,” the Company recognizes potential liabilities associated with anticipated tax audit issues that may arise during an examination. Interest and penalties that are anticipated to be due upon examination are recognized as accrued interest and other liabilities with an offset to interest and other expense. The Company determined that there were no uncertainties with respect to the application of tax regulations.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense, included in other non-interest expenses, was approximately $103,000 and $80,000 at September 2023 and 2022, respectively.

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

Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table sets forth the computations of basic and diluted earnings per common share for the years ended September 30 (In Thousands):

	2023	2022

	(In Thousands, except per share data)

Net Earnings	$317	$1,527

Basic Earnings Per Common Share,
Weighted Average Shares	2,031	2,031

Diluted Earnings per Common Share,
Adjusted Weighted Average Shares	2,031	2,031

Basic and Diluted Earnings Per Common Share	$0.16	$0.75

There were no dilutive or antidilutive shares at September 30, 2023 or 2022.

At September 30, 2023 and 2022, the Company had 352,231 and 352,233 shares of treasury stock, respectively. There were 2 shares of stock retired during the first quarter of fiscal year 2023.

Derivative Instruments and Hedging Activities

All derivative financial instruments are reported at their fair value either as assets or liabilities. The Company reports net derivatives in a gain position, or derivative assets in the consolidated statements of financial condition as a component of other assets. The Company reports net derivatives in a loss position, or derivative liabilities, in the consolidated statements of financial position as a component of other liabilities.

Revenue Recognition

The majority of the Company’s revenue stream is generated from interest income on loans and deposits which are outside the scope of “Revenue from Contracts with Customers” (Topic 606).

The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. Below is a summary of the revenue streams that fall within the scope of Topic 606.

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

Valuation of Long-Lived Assets

The Company accounts for the valuation of long-lived assets under FASB ASC 360, Property, Plant and Equipment. This guidance requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and the changes in the funded status of pension and post-retirement benefits, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net earnings, are components of comprehensive loss.

Accumulated other comprehensive loss represents the sum of these items, with the exception of net earnings, as of September 30, represented in the table below:

	Year Ended
	September 30,

	2023	2022
Accumulated Other Comprehensive Loss by Component

Unrealized Loss for Other Postretirement Obligations	$(326)	$(773)
Tax Effect	69	162
Net Unrealized Loss for Other Postretirement Obligations	(257)	(611)

Unrealized Loss on Available-for-Sale Securities, net	(4,890)	(4,654)
Tax Effect	1,024	977
Net Unrealized Loss on Available-for-Sale Securities	(3,866)	(3,677)

Total Comprehensive Loss	$(4,123)	$(4,288)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial and home equity lines of credit. Such financial instruments are recorded when they are funded.

Reclassification

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

Adoption of Recently Issued Accounting Standards

On October 1, 2022, the Company adopted ASU 2021-10 related to guidance on “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistances”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company believes this has no significant impact on the consolidated financial statement and related disclosures.

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

Impact of Recent Accounting Pronouncements

On October 1, 2023, the Company adopted ASU 2016 13 related to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016 13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU were effective for the Company for the fiscal year beginning October 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018 19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016 13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. In March 2022, the FASB issued ASU 2022-02, Codification Improvements to Topic 326, Financial Instruments Credit Losses, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The initial adjustment for the reserve made on October 1, 2023 was for $465,000. Although this adjustment was not reported in earnings and therefore will not have any material impact on our consolidated results of operations, it did make an impact on our consolidated financial position at the date of adoption of this ASU. On adoption date, $367,350 of the adjustment was recognized in retained earnings, with the remaining $97,650 recognized in deferred tax assets.

On October 1, 2023, the Company adopted ASU 2019-12, Income Taxes Topic 740. This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU were effective for the Company for the fiscal year beginning October 1, 2023.

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

Core Deposit Intangible (CDI)

The core deposit intangible resulted from the acquisition of Citizens Bank of Cape Vincent (“CBCV”), a commercial bank with full-service offices in Cape Vincent, Chaumont, and LaFargeville, New York. The acquisition was consummated at the end of business on September 16, 2022. The CDI for CBCV is amortized based on cash flow streams based upon the selected attrition rates and run off assumptions calculated to represent the result of acquiring like-costing deposits versus the cost of alternative funding vehicles over a 10-year period. The life of the core deposit intangible is 10 years.

Goodwill

Goodwill represents the excess cost of the acquisition of CBCV over the fair value of assets acquired. Goodwill is not amortized, but evaluated annually for impairment.

NOTE 3 – ACQUISITION OF CITIZENS BANK OF CAPE VINCENT

Effective as of end of business September 16, 2022, Gouverneur completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”). At the effective date of the merger, CBCV was merged with and into Gouverneur Savings and Loan Association and each CBCV stockholder became entitled to receive $1,056.11 in cash for each share of CBCV common stock that they held at the effective date of the acquisition, which resulted in the Company paying $8.4 million in cash for the acquisition. CBCV was a commercial bank with three branches in Jefferson County, New York, located in the villages of Cape Vincent, Chaumont, and LaFargeville, New York. The fair value of the assets acquired as a result of the acquisition totaled $81.9 million; loans totaled $37.0 million and deposits totaled $77.2 million. Goodwill recorded in the acquisition was $4.2 million. The Bank completed the acquisition to further expand the Bank’s footprint and competitive position in Jefferson County and the Lake Ontario, St. Lawrence River communities, offer expanded products and services to the CBCV and Gouverneur customer base, and to enhance its operational opportunities and future earnings.

The acquisition of CBCV was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date.

In accordance with ASC 805-10-25, the Company utilized the one-year measurement period permitted to adjust the deferred tax balances associated with the September 2022 acquisition of Citizens Bank of Cape Vincent. As a result of this adjustment, the 2023 net deferred tax balance included in other assets was reduced by ($281,000) and goodwill was therefore increased by $281,000.

The following table summarizes the consideration paid for CBCV and the fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Consideration

Cash Consideration Paid:	$8,449

Allocation of Purchase Price:
Fair Value of Assets Acquired
Cash and cash equivalents	$9,485
Securities available-for-sale	31,166
Loans receivable	37,015
Land, premises and equipment	709
Core deposit intangible	2,542
Other assets	978

Total Assets	81,895

Fair Value of Liabilities Assumed:
Deposits	$77,188
Other liabilities	495

Total Liabilities	77,683

Net Assets Acquired	4,212

Goodwill Recorded in Acquisition	$4,237

Pursuant to the accounting requirements, the Company assigned a fair value to the assets acquired and liabilities assumed of CBCV.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and treasuries, and municipal bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services, calculated based on market prices of similar securities, using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded and values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans Receivable

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. No impaired loans were identified in the analysis so a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures was not applicable. The acquired loans were recorded at fair value at the acquisition date without carryover of CBCV’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $38,220,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired (dollars in thousands).

Gross amortized cost basis at September 16, 2022	$38,220
Interest rate fair value adjustment on pools of homogeneous loans	(834)
Credit fair value adjustment on pools of homogeneous loans	(371)
Credit fair value adjustment on purchased credit impaired loans	—

Fair value of acquired loans at September 16, 2022	$37,015

For loans acquired without evidence of credit quality deterioration, the Bank prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $834,000.

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) an interest rate mark; and 2) credit mark. The interest rate mark was based on an account level discounted cash flow analysis. The credit mark applied to the loans was provided by the Bank’s management for CBCV’s general reserve and specific reserve pool based upon due diligence conducted by the Bank’s management. A credit fair value discount of $371,000 was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

Land, premises and equipment

The Company acquired three branches of CBCV. The fair value of CBCV’s premises, including land, buildings, and improvements, was determined based upon the most recent tax assessment in the market in which the premises are located.

Core deposit intangible

The fair value of the core deposit intangible was determined using a two-step analytical approach. The first is the estimation of the useful life of the deposits, or attrition rate. All other things being equal, higher attrition rates would translate into a lower deposit intangible. The second step is to determine the net alternative funding cost for the core deposit as well as assumptions regarding costs of servicing core deposit accounts (using a noninterest expense analysis), fee income derived from core deposit accounts, taxes, and a discount rate used to establish a present value for cash flows.

Deferred income taxes

The transaction is treated for tax purposes as a merger and accordingly, the assets acquired and the liabilities assumed are recorded at “carryover” tax basis equal to CBCV’s tax carrying value immediately preceding the merger. Consequently, deferred tax assets or liabilities are required for each asset or liability for which there is a difference between carryover tax basis and fair value on the transaction date.

Deposits

Carrying value on the date of acquisition was determined to be fair value.

Acquisition-Related Expenses

Acquisition-related expenses incurred by the Company associated with the acquisition of CBCV were $558,000 for fiscal year ended September 30, 2022. Such costs include legal and accounting fees, contract termination expenses, system conversion, operations integration, and employee non-compete agreements, which have been expensed as incurred.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at September 30, 2023 is represented in the table on the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,766	$—	$(86)	$3,680
U.S. Government Agencies	12,025	—	(363)	11,662
Mortgaged-Backed Securities	8,726	1	(812)	7,915
Municipal Securities	24,571	2	(3,578)	20,995
SBA Securities	2,426	—	(54)	2,372
	$51,514	$3	$(4,893)	$46,624

The amortized cost of debt securities and their approximate fair value at September 30, 2022 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$4,163	$—	$(4)	$4,159
U.S. Government Agencies	10,335	—	(12)	10,323
Mortgaged-Backed Securities	9,143	2	(705)	8,440
Municipal Securities	28,878	3	(3,937)	24,944
SBA Securities	1,780	—	(1)	1,779
	$54,299	$5	$(4,659)	$49,645
HELD TO MATURITY
Mortgage-Backed Securities	$1	$—	$—	$1

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2023 is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$6,585	$6,548
Due After One Year Through Five Years	13,789	13,474
Due After Five Years Through Ten Years	4,437	4,127
Due After Ten Years	15,551	12,188
	40,362	36,337
Mortgage-Backed & SBA Securities	11,152	10,287
	$51,514	$46,624

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2022 is as shown below.

	Debt Securities		Debt Securities
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,065	$4,062	$—	$—
Due After One Year Through Five Years	16,390	16,374	—	—
Due After Five Years Through Ten Years	8,572	8,162	—	—
Due After Ten Years	14,349	10,828	—	—
	43,376	39,426	—	—
Mortgage-Backed & SBA Securities	10,923	10,219	1	1
	$54,299	$49,645	$1	$1

The realized gains and losses from the sale of available-for-sale investments for the years ending September 30, 2023 and 2022 is as shown on the table below:

	Year Ended
	September 30,
	2023	2022

Proceeds	$5,054	$—
Cost	5,715	—
Net Realized Gains (Losses)	$(661)	$—
Gross Realized Gains	$—	$—
Gross Realized Losses	(661)	—
Net Realized Gains (Losses)	$(661)	$—

Information pertaining to securities with gross unrealized losses at September 30, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2023
Securities Available-for-Sale:
US Treasuries & Agencies	$368	$9,143	$81	$6,199	$449	$15,342
Mortgage-backed & SBA Securities	852	9,899	14	340	866	10,239
Municipal Securities	480	11,357	3,098	8,061	3,578	19,418
	$1,700	$30,399	$3,193	$14,600	$4,893	$44,999

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 106 and 143 securities in an unrealized loss position of less than twelve months at September 30, 2023 and September 30, 2022, respectively, which included 74 securities acquired from Citizens Bank of Cape Vincent in September 2022, and 76 and 25 securities in an unrealized loss position of 12 months or more at September 30, 2023 and September 30, 2022, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent other-than-temporary impairment of the securities.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at September 30, 2023 are as shown on the table below:

	As of September 30, 2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages
Residential	$74,918	$27,333	$102,251
Commercial	7,647	3,843	11,490
Construction	2,265	—	2,265
Home Equity	2,552	411	2,963
Other Loans:
Commercial Non-Mortgage	1,046	455	1,501
Automobile	2,793	234	3,027
Passbook	43	224	267
Consumer	2,175	666	2,841
Total Loans	93,439	33,166	126,605
Net Deferred Loan Costs	437	—	437
Net Discounts on Acquired Loans	—	(992)	(992)
Allowance for Loan Losses	(623)	—	(623)
Loans, Net	$93,253	$32,174	$125,427

The components of loans receivable at September 30, 2022 are as shown on the table below:

	Year Ended September 30,
	2022

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$71,061	$28,302	$99,363
Commercial	7,450	4,876	12,326
Construction	2,866	1,891	4,757
Home Equity	2,464	—	2,464
Other Loans:
Commercial Non-Mortgage	993	1,071	2,064
Automobile	1,947	329	2,276
Passbook	101	439	540
Consumer	1,496	1,074	2,570
Total Loans	88,378	37,982	126,360
Net Deferred Loan Costs	577	—	577
Net Discounts on Acquired
Loans	—	(1,205)	(1,205)
Allowance for Loan Losses	(621)	—	(621)
Loans, Net	$88,334	$36,777	$125,111

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown on the table below at September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022

	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$33,166	$37,982
Carrying Amount	$32,174	$36,777
Total Acquired Loans
Outstanding Principal Balance	$33,166	$37,982
Carrying Amount	$32,174	$36,777

The Company had not acquired any loans with deteriorated credit quality as of September 30, 2022. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fiscal 4th quarter of 2023. Proceeds paid off current principal and interest due in the amount of $505,000. Borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhances the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. The loan remains in non-accrual. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. This loan has a fair value adjustment as a result of purchase price accounting of $103,000 at September 30, 2023.

The Company sells first mortgage loans to third parties in the course of business, principally to FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At September 30, 2023 and September 30, 2022, the total outstanding principal balance on serviced loans was $12.4 million, and $13.3 million, respectively. Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

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

The factors the Company uses to determine the balance of the allowance account for each segment or class of loans are:

Consumer Loans

Consumer loans are pooled and an historical loss percentage is applied to the pool. Historical loss percentage is calculated using prior eight quarter average losses.

Based on a credit risk assessment and the Company’s analysis of leading predictors of losses, the Company applies additional loss multipliers to loan balances based on the current economic conditions, delinquency and classification volume, and collateral value and portfolio volume.

Real Estate Loans

Real estate loans are pooled by portfolio class and an historical loss percentage is applied to each class. Historical loss percentage is calculated using prior eight quarter average losses.

The Company estimates an additional component of the allowance for loan losses for the non-impaired real estate segment through the application of loss factors to loans grouped by their individual credit risk rating specialists. These ratings reflect the estimated default probability and quality of underlying collateral.

Home Equity Lines of Credit (“HELOCs”) approaching their end-of-draw period, when volumes warrant, will be segmented from the mortgage loan pool in the allowance for loan losses estimation process. Management will capture information on a quarterly basis and prepare an analysis to determine the nature and magnitude of the exposure.

In addition, based on the Company’s analysis of leading predictors of losses, the Company applies additional loss multipliers to the loan balances. Currently, the Company has applied additional loss estimations based on the current economic conditions, delinquency and classification volume, collateral value, credit concentration, portfolio value and staffing changes.

Commercial Secured Loans

Commercial secured loans are pooled and an historical loss percentage is applied to the pool. Historical loss percentage is calculated using prior eight quarter average losses.

Based on a credit risk assessment and the Company’s analysis of leading predictors of losses, the Company applied additional loss multipliers to loan balances based on current delinquency and classification volume, current economic conditions, portfolio volume and staffing changes.

Commercial Unsecured Loans

Unsecured commercial loans are pooled and an historical loss percentage is applied to the pool. Historical loss percentage is calculated using prior eight quarter average losses.

Based on credit risk assessment and the Company’s analysis of leading predictors of losses, the Company applied additional loss multipliers to loan balances based on current delinquency and classification volume, current economic conditions, portfolio volume and staffing changes.

The Company’s Estimation Process

The Company estimates loan losses under multiple economic scenarios to establish a range of potential outcomes for each criterion the Company applies to the allowance calculation. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for the losses inherent within these portfolios as of the reporting date.

Reflected in the portions of the allowance previously described is the amount which incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. This amount is the result of management’s judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other factors, including industry trends, calculated to reflect the Company’s view of risk in each loan portfolio. No single statistic or measurement determines the adequacy of the allowance for loan loss. Changes in the allowance for loan losses and the related provision expense can materially affect net earnings.

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $623,000 adequate to cover loan losses inherent in the loan portfolio at September 30, 2023. The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans.

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$548	$55	$4	$1	$13	$621
Charge-offs	(106)	—	—	(1)	(19)	(126)
Recoveries	1	—	—	—	5	6
Transfer	(24)	—	—	2	22	—
Provisions	122	—	—	—	—	122
Ending Balance	$541	$55	$4	$2	$21	$623
Ending Balance: Individually
Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated for Impairment	$541	$55	$4	$2	$21	$623
Loans Receivable:
Ending Balance	$107,479	$11,490	$1,501	$—	$6,135	$126,605
Less: Acquired Loans	27,744	3,843	455	—	1,124	33,166
Ending Balance: Individually
Evaluated for Impairment	$—	$298	$—	$—	$—	$298
Ending Balance: Collectively
Evaluated for Impairment	$79,735	$7,349	$1,046	$—	$5,011	$93,141

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2022 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$64	$4	$1	$10	$620
Charge-offs	(63)	—	—	—	(6)	(69)
Recoveries	5	—	—	—	4	9
Transfer	4	(9)	—	—	5	—
Provisions	61	—	—	—	—	61
Ending Balance	$548	$55	$4	$1	$13	$621
Ending Balance: Individually
Evaluated for Impairment	$85	$—	$—	$—	$—	$85
Ending Balance: Collectively
Evaluated for Impairment	$463	$55	$4	$1	$13	$536
Loans Receivable:
Ending Balance	$106,584	$12,326	$2,039	$25	$5,386	$126,360
Less: Acquired Loans	30,193	4,876	1,071	—	1,842	37,982
Ending Balance: Individually
Evaluated for Impairment	$185	$278	$—	$—	$—	$463
Ending Balance: Collectively
Evaluated for Impairment	$76,206	$7,172	$968	$25	$3,544	$87,915

The following table presents performing and nonperforming real estate loans based on payment activity for the years ended September 30, 2023 and September 30, 2022, respectively. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of September 30, 2023 and September 30, 2022 were as follows:

	As of September 30,	As of September 30,
	2023	2022

	(In Thousands)
Performing	$118,269	$118,293
Nonperforming	700	617
Total	$118,969	$118,910

Credit quality indicators as of September 30, 2023 and September 30, 2022 are as follows:

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

Credit risk profile for originated loans held in portfolio and loans held for sale, by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$77,183	$—	$—	$—	$77,183
Home Equity	2,552	—	—	—	2,552
Commercial	7,349	—	298	—	7,647
Total Mortgage Loans on Real Estate	87,084	—	298	—	87,382
Commercial	1,046	—	—	—	1,046
Consumer	5,011	—	—	—	5,011
Total Loans	$93,141	$—	$298	$—	$93,439

Credit risk profile for acquired loans held in portfolio, by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$27,333	$—	$—	$—	$27,333
Home Equity	411	—	—	—	411
Commercial	3,231	210	402	—	3,843
Total Mortgage Loans on Real Estate	30,975	210	402	—	31,587
Commercial	423	32	—	—	455
Consumer	1,124	—	—	—	1,124
Total Loans	$32,522	$242	$402	$—	$33,166

Credit risk profile for originated loans held in portfolio, by internally assigned grade as of September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$73,927	$—	$—	$—	$73,927
Home Equity	2,464	—	—	—	2,464
Commercial	7,172	—	278	—	7,450
Total Mortgage Loans on Real Estate	83,563	—	278	—	83,841
Commercial	993	—	—	—	993
Consumer	3,544	—	—	—	3,544
Total Loans	$88,100	$—	$278	$—	$88,378

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$30,193	$—	$—	$—	$30,193
Home Equity	—	—	—	—	—
Commercial	4,580	—	296	—	4,876
Total Mortgage Loans on Real Estate	34,773	—	296	—	35,069
Commercial	1,071	—	—	—	1,071
Consumer	1,842	—	—	—	1,842
Total Loans	$37,686	$—	$296	$—	$37,982

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2023 and September 30, 2022. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio sale as of September 30, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$810	$5	$138	$953	$78,782	$79,735	$—
Commercial Mortgage	—	—	66	66	7,581	7,647	—
Commercial	—	—	—	—	1,046	1,046	—
Consumer	84	11	—	95	4,916	5,011	—
Total Originated Loans	$894	$16	$204	$1,114	$92,325	$93,439	$—

An aged analysis of past due financing receivable by class of financing receivable for acquired loans as of September 30, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$33	$—	$62	$95	$27,649	$27,744	$—
Commercial Mortgage	—	—	—	—	3,843	3,843	—
Commercial	—	—	—	—	455	455	—
Consumer	—	—	—	—	1,124	1,124	—
Total Acquired Loans	$33	$—	$62	$95	$33,071	$33,166	$—

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio as of September 30, 2022, are as follows:

							90 Days or
			Greater			Total	Greater
	30 – 59 Days	60 – 89 Days	90 Days or	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accruing

	(In Thousands)
Residential Mortgage	$503	$621	$547	$1,671	$74,720	$76,391	$—
Commercial Mortgage	—	—	40	40	7,410	7,450	—
Commercial	—	15	—	15	978	993	—
Consumer	73	—	11	84	3,460	3,544	—
Total Originated Loans	$576	$636	$598	$1,810	$86,568	$88,378	$—

An aged analysis of past due financing receivables by class of financing receivable for acquired loans as of September 30, 2022, are as follows:

							90 Days or
			Greater			Total	Greater
	30 – 59 Days	60 – 89 Days	90 Days or	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accruing

	(In Thousands)
Residential Mortgage	$144	$—	$—	$144	$30,049	$30,193	$—
Commercial Mortgage	—	—	—	—	4,876	4,876	—
Commercial	—	—	—	—	1,071	1,071	—
Consumer	73	—	10	83	1,759	1,842	—
Total Acquired Loans	$217	$—	$10	$227	$37,755	$37,982	$—

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, the Company measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, the Company uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the value of impairment will be based on (1) a 90-day default period and (2) all loans classified as TDRs.

Also presented is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method.

When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the financing receivables of the period reported.

The Company determines the specific allowance for impaired financing receivables based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan was the operation or liquidation of the collateral. In those cases, the current fair value of the collateral less selling costs was used to determine the specific allowance recorded. There were no recorded investment balances for impaired financing receivables at September 30, 2023 or September 30, 2022. There were no loans recorded for impaired financing receivables with an associated specific allowance reserve at September 30, 2023. There were two loans with principal balances totaling $185,000 recorded for impaired financing receivables with an associated specific allowance reserve at September 30, 2022.

Non-Accrual Loans

The Company generally places loans on nonaccrual status when the loans reach 90 days past due or the full and timely collection of interest or principal balance has been charged off and no restructuring has occurred.

When the Company places a loan on nonaccrual status, the Company reverses the accrued unpaid interest receivable against interest income and accounts for the loan on the cash or cost recovery method until it qualifies for return to accrual status. Generally, the Company returns a loan to accrual status when (1) all delinquent interest and principal become current under the terms of the loan agreement and the Company expects repayment of the remaining contractual obligation or (2) the loan is well-secured, the borrower has made three consecutive payments, and collectability is no longer doubtful.

The Company has determined that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date on the customer’s statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable.

Non-Performing Assets

The table below sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $538,000 and $20,000, respectively, as of September 30, 2023 and 2022.

	September 30,
	2023	2022

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$186	$607
Commercial	402	296
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	9	10
Total non-accrual loans	$597	$913

Troubled Debt Restructurings (“TDR”)

In situations where, for economic or legal reasons related to a customer’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the customer that the Company would not otherwise consider, the related loan is classified as a TDR. The Company strives to identify customers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the customer new terms and provides for a reduction of either interest or principal, the Company measures any impairment on the restructuring as previously noted for impaired loans. Loans identified as impaired through a TDR are classified in the Allowance for Loan Losses using similar criteria as, and pooled with, specific impaired loans.

There were two new loans modified as TDR during the fiscal year ended September 30, 2023, and no new loans classified as TDR for the year ended September 30, 2022.  The Company acquired a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fiscal 4th quarter of 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The other loan modified as a TDR during fiscal year 2023 was a one-to-four-family adjustable-rate residential loan with a pre-modified balance of $11,000 and a 7.25% interest rate. Proceeds paid off current principal, taxes and closing costs when this loan modified into a fixed-rate one-to-four-family residential loan with a balance of $16,000 and a 6.50% interest rate. The maturity date of September 2023 was extended to October 2028 under the new terms. There were no TDR’s in payment default that were previously classified as a TDR in the previous twelve months. At September 30, 2023 and September 30, 2022 there were no commitments to lend additional funds to any borrower whose loan terms had been modified in a troubled debt restructuring.

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had four standby letters of credit totaling $176,000 as of September 30, 2023 and 2022.

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

NOTE 6 – PREMISES AND EQUIPMENT

A summary of premises and equipment at September 30 is as follows:

	2023	2022

	(In Thousands)
Land	$846	$846
Buildings and Improvements	3,403	3,383
Furniture and Equipment	1,354	1,214
	5,603	5,443
Less: Accumulated Depreciation	(2,530)	(2,288)
Total Premises and Equipment, Net	$3,073	$3,155

Depreciation expense was approximately $242,000 in 2023 and $138,000 in 2022.

NOTE 7 – FORECLOSED ASSETS

During Fiscal 2023 there was approximately $234,000 transferred to foreclosed assets and $172,000 in foreclosed assets sales. At September 30, 2023 and 2022, the Company held foreclosed assets for sale of approximately $101,000 and $75,000, respectively. During 2023, $32,000 in gains on sales of foreclosed assets was recognized in non-interest expense. There were losses on initial write-downs of foreclosed assets of $44,000 that were charged off to the allowance for loan losses and losses on subsequent write-downs of foreclosed assets of approximately $24,000 were charged off to noninterest expense.

At September 30, 2023 and 2022 the recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totals approximately $108,000 and $249,000, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of September 30, 2023 and September 30, 2022, intangible assets consisted of $2.1 and $2.5 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performed its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at September 30, 2023 and September 30, 2022 are summarized as follows:

	Year Ended September 30,			Year ended September 30,
	2023			2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$3,956	$—	$3,956
Core Deposit Intangible	2,542	462	2,080	2,542	—	2,542
	$6,779	$462	$6,317	$6,498	$—	$6,498

No impairments of goodwill were recognized for the fiscal year ended September 30, 2023. Amortization expense for other intangible assets was $462,000 and $-0- for the fiscal year ending September 30, 2023 and 2022, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is summarized below:

Fiscal Year Ended
September 30,
(in thousands)
2024	$416
2025	370
2026	323
2027	277
2028	231
$1,617

NOTE 9 – DEPOSITS

Certificates of deposit and other time deposits issued in denominations that meet or exceed the FDIC insurance limit of $250,000 or more totaled approximately $2,520,000 and $3,156,000 at September 30, 2023 and 2022, respectively, and are included in time deposits in the Consolidated Statements of Financial Condition.

At September 30, 2023, the scheduled maturities of certificates of deposit are as follows (in thousands):

2024	$20,237
2025	2,585
2026	747
2027	962
$24,531

A summary of interest expense for the years ended September 30 is as follows:

	2023	2022

	(In Thousands)
Savings Deposits	$93	$59
Time Deposits	261	100
Now and Money Market Deposits	37	19
	$391	$178

The Company had deposits of approximately $1,487,000 and $1,931,000 at September 30, 2023 and 2022, respectively, due to related parties.

NOTE 10 – BORROWED MONEY

There were no borrowings as of September 30, 2022. Future contractual maturities of the securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of New York (“FHLBNY”) for the year ended September 30, 2023 are as follows:

		Weighted
		Average
Due Date	Amount	Rate
	(In Thousands)

October 2023	$4,990	5.56%
November 2023	$4,000	5.58%
April 2024	$5,000	5.37%
	$13,990	5.50%

The Company utilizes advance programs offered by the FHLBNY including an unused line of credit of approximately $51,170,000 at September 30, 2023. Under terms of a blanket collateral agreement with the FHLBNY, outstanding advances are secured by certain qualifying assets not otherwise pledged. The advances from the FHLBNY have fixed interest rates. In addition, the Company has an available line of credit with the Federal Reserve Board in the amount of $5,000,000. The line is secured by municipal bonds. The outstanding balance at both September 30, 2023 and 2022 was $-0-. The Company has a second line of credit with Atlantic Community Banker’s Bank (“ACBB”) totaling $4,000,000. This line is secured with a $135,000 investment in ACBB stock. The outstanding balance at September 30, 2023 and 2022 was $-0-.

NOTE 11 – EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company has a defined contribution 401(k) Retirement Plan (“Plan”) for all eligible employees. The Company contributes 3% of each eligible employee’s salary. Additional Company contributions to the Plan are determined annually by the Board of Directors. For the years ended September 30, 2023 and 2022, the expense for the Plan was approximately $141,000 and $92,000, respectively, and is included in salaries and employee benefits in the Consolidated Statements of Earnings.

CBCV adopted a 401 (k) plan (“CBCV Plan”) effective January 1, 2007, covering substantially all employees. Effective January 1, 2018, CBCV’s contribution was a match to eligible employee contributions, up to 4% of gross wages. Contributions to the CBCV Plan for the years ended December 31, 2021 and 2020 were approximately $31,300 and $26,200, respectively. As of the legal acquisition date of September 16, 2022, CBCV made contributions of $23,200 for the calendar year. The CBCV Plan terminated and all prior CBCV eligible employees were placed in the Company’s Plan effective January 2023.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for directors, under which directors, including the President, may elect to defer all or part of their director’s fees. At September 30, 2023 and 2022, deferred compensation included in other liabilities aggregated approximately $266,000 and $269,000, respectively. Deferred compensation expense for the years ended September 30, 2023 and 2022 was approximately $22,000 and $21,000, respectively, and is included in directors’ fees in the Consolidated Statements of Earnings.

During 2009, CBCV entered into a nonqualified deferred compensation plan for three key employees, which provides for an annual fixed benefit in the aggregate of $20,000 for a five-year period. The plan provided for additional grants of benefits at the discretion of CBCV’s Board of Directors. During the calendar year ending December 31, 2018, one employee was paid out their benefit obligation. The plan transferred over to the Company at the legal acquisition date of September 16, 2022. At September 30, 2023 and 2022, CBCV deferred compensation included in other liabilities was approximately $113,200 and $125,800, respectively.

Supplemental Retirement Plans

The Company has supplemental retirement and life insurance plans for the benefit of certain officers and directors. At September 30, 2023 and 2022, other liabilities include accruals of approximately $1,774,000 and $2,016,000, respectively, under these plans. Expenses for the plans were approximately $425,000 and $437,000 for 2023 and 2022, respectively, and are included in non-interest expense in the Consolidated Statements of Earnings.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At September 30, 2023 and 2022, the cash value of the policies was approximately $6,983,000 and $6,841,000, respectively. Appreciation in value of the insurance policies is classified as noninterest income.

The table below is a summary of the Plan as of September 30.

	2023	2022

	(In Thousands)
Change in Benefit Obligation
Benefit Obligation, Beginning of Year	$2,016	$3,912
Service Cost	155	160
Interest Cost	50	57
(Gain) Loss	(228)	7
Prior Service Cost	—	—
Benefits Paid	(219)	(2,120)

Benefit Obligation, End of Year	$1,774	$2,016

Unfunded Status	$(1,774)	$(2,016)

Accumulated Benefit Obligation	$1,689	$1,930

Net Periodic Pension Cost
Service Cost	$155	$160
Interest Cost	50	57
Loss Recognized	124	124
Prior Service Cost Recognized	96	96

Total	$425	$437

	2023	2022

	(In Thousands)
Amounts Recognized (Removed) from Other Comprehensive Income
(Gain) Loss	$(352)	$(117)
Prior Service Cost	(96)	(96)
	$(448)	$(213)

Cumulative Amounts in Other Comprehensive Income at End of Period
Loss	$190	$541
Prior Service Cost	136	232
	$326	$773

Estimated Amounts that will be Recognized Over the Next Accounting Period
Loss	$124	$124
Prior Service Cost	96	96
	$220	$220

Benefits Expected to be Paid
First Year	$276	$228
Second Year	233	257
Third Year	143	213
Fourth Year	125	123
Fifth Year	125	106
Sixth - Tenth Year	714	880

Total	$1,616	$1,807

Assumptions used in the accounting were as follows:

	2023	2022
Discount Rate	3.00%	3.00%
Salary Inflation Rate	1.50-4.00%	1.50-4.00%

NOTE 12 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30 consists of the following:

	2023	2022

	(In Thousands)
Investments	$265	$260
Loans	365	331

	$630	$591

NOTE 13 – INCOME TAXES

The Company files a consolidated tax return with its subsidiary corporation. The consolidated provision for income taxes for the years ended September 30, is summarized as follows:

	2023	2022

	(In Thousands)
Current Expense (Benefit)
Federal	$32	$7
State	—	—
	32	7

Deferred Expense
Federal	(116)	385
	(116)	385

Total Provision for Income Tax Expense (Benefit)	$(84)	$392

At September 30, 2023 and 2022, the Company has prepaid income taxes of approximately $434,000 and $408,000, respectively, included in other assets in the consolidated statements of financial condition.

The provision for federal income taxes, which differs from that computed by applying federal statutory rates to income before federal income tax expense, is summarized as follows for the years ended September 30:

	2023		2022
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

	(In Thousands)

Federal Tax at Statutory Rates	$49	21.0%	$403	21.0%
Earnings on Investment in Life Insurance	(29)	(12.4)%	(29)	(1.5)%
Tax-Exempt Interest Income	(131)	(56.2)%	(117)	(6.1)%
Acquisition-Related Expenses	—	—%	113	5.9%
Other	27	11.6%	22	1.1%

Total Federal Tax	$(84)	(36.0)%	$392	20.4%

The net deferred tax asset included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition includes the following amounts of deferred tax assets and liabilities:

	2023	2022

	(In Thousands)
Deferred Tax Assets:
Net Operating Loss Carryforward	$821	$804
Allowance for Loan Losses	131	130
Retirement Benefits	373	423
Deferred Compensation	134	153
Net Unrealized Loss on Securities	1,566	1,601
Fair Value Marks on Acquired Loans	208	253
Other	24	26
Total Deferred Tax Assets	3,257	3,390

Deferred Tax Liabilities
Interest Rate Swap Derivative Liability	52	221
Premises and Equipment	144	54
Net Deferred Loan Costs	92	121
Core Deposit Intangible	437	534
Total Deferred Tax Liabilities	725	930

Net Deferred Tax Asset	$2,532	$2,460

At September 30, 2023, the Company had $3,910,000 of federal net operating losses, which can be carried forward indefinitely. Utilization of $1,259,000 of these net operating losses is subject to an annual limitation under tax rules applicable to ownership changes.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that at least some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The judgement about the level of future taxable income is inherently subjective and is reviewed on a continual basis and as regulatory and business factors change. At September 30, 2023 and 2022, management determined that a valuation allowance was not deemed necessary.

At September 30, 2023 and 2022, the Company had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.3 million for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount, as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

The Company files consolidated federal and combined New York State income tax returns. Based on provisions in New York State tax law, the Company does not generate New York taxable income, resulting in a tax liability that is based on taxable capital. Accordingly, this tax liability is recorded in other non-interest expenses.

NOTE 14 – TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of the Company, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization prevailing at the time, and did not represent more than normal risks. At September 30, 2023 and 2022, such loans amounted to approximately $623,000 and $570,000, respectively.

During 2023 and 2022, new originated loans to such related parties and loans associated with newly appointed directors and officers totaled $130,000 and $327,000, respectively, and repayments aggregated approximately $78,000 and $24,000, respectively.

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

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

A summary of financial instrument commitments at September 30, 2023 and 2022 is shown below.

	September 30,	September 30,
	2023	2022

	(in thousands)
Commitments to Grant Loans	$1,089	$1,759
Unfunded Commitments Under Lines of Credit	$6,022	$6,455

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

NOTE 16 — REGULATORY CAPITAL REQUIREMENTS

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

The capital conservation buffer at September 30, 2023 and September 30, 2022 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of September 30, 2023 and September 30, 2022, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of September 30, 2023 and September 30, 2022, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$21,906	19.4	≥	$9,020	≥	8.0	≥	$11,275	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	21,283	18.9	≥	6,765	≥	6.0	≥	9,019	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	21,283	18.9	≥	5,074	≥	4.5	≥	7,329	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	21,283	10.6	≥	8,022	≥	4.0	≥	10,027	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	21,906	11.4	≥	7,892	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2022
Total Capital (to Risk-Weighted Assets)	$22,662	19.9	≥	$9,110	≥	8.0	≥	$11,387	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	22,041	19.4	≥	6,832	≥	6.0	≥	9,110	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	22,041	19.4	≥	5,124	≥	4.5	≥	7,402	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	22,041	15.8	≥	5,582	≥	4.0	≥	6,978	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	22,662	11.9	≥	7,971	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$13,053	245.8	≥	$425	≥	8.0	≥	$531	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,053	245.8	≥	319	≥	6.0	≥	425	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,053	245.8	≥	239	≥	4.5	≥	345	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,053	37.4	≥	1,394	≥	4.0	≥	1,743	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,053	237.8	≥	372	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2022
Total Capital (to Risk-Weighted Assets)	$12,160	136.1	≥	$715	≥	8.0	≥	$894	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	12,160	136.1	≥	536	≥	6.0	≥	715	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	12,160	136.1	≥	402	≥	4.5	≥	581	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	12,160	35.7	≥	1,364	≥	4.0	≥	1,705	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	12,160	128.1	≥	625	≥	7.0	≥	N/A	≥	N/A

NOTE 17 — RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) received full dividends paid by the Company on shares owned in fiscal year 2023. In fiscal year 2022, Cambray waived dividends payable by the Company on the shares owned. The total cumulative dividends waived by Cambray was $6,384,000 as of September 30, 2023. The dividends waived by Cambray are considered a restriction on the retained earnings of the Company.

The Company declared dividends of $0.10 and $0.16 per share totaling $203,000 and $116,000 in 2023 and 2022, respectively.

NOTE 18 — INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. It has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. It did so to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest gain (loss) for the years ended September 30, 2023 and 2022 were $(802,000) and $2,158,000, respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 19 for further discussion on the fair value of the interest rate derivative.

On December 9, 2022, the Company unwound two off-balance sheet swaps, $6.0 million in notional value, for a realized gain of approximately $343,000. On December 14, 2022, the Company sold four investments totaling $2.0 million for a total loss of approximately $342,000, which closely matches the realized gain on the unwound swaps. $2.0 million was reinvested into two new securities.

On February 14, 2023, the Company unwound two off-balance sheet swaps, $5.0 million in notional value, for a realized gain of approximately $310,000. On February 14, 2023, the Company sold ten underperforming investments totaling $3.65 million for a total loss of approximately $318,000, which closely matched the realized gain on the unwound swaps. $3.09 million was reinvested into three new securities.

Information about interest rate swap agreements at September 30, 2023 and September 30, 2022 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
September 30, 2023
Interest Rate Swaps on Mortgage Loans	$—	0.00%	0.00%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$250

September 30, 2022
Interest Rate Swaps on Mortgage Loans	$11,000	2.41%	2.99%	$756
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$7,000	2.11%	2.86%	$295

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of September 30, 2023 and September 30, 2022:

	As of September 30,	As of September 30,
	2023	2022
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$250	$1,051

The notional amount of interest rate swap agreements entered into, that were outstanding at September 30, 2023 and September 30, 2022, mature as follows for the years ended September 30:

	September 30,	September 30,
	2023	2022

	(in thousands)
2023	$—	$1,500
2024	—	—
2025	4,500	4,500
2026	1,000	4,000
2027	—	—
2028	—	6,000
2029	—	2,000
	$5,500	$18,000

NOTE 19 — FAIR VALUE MEASUREMENTS

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

The Company utilizes interest rate swap agreements based on the Secured Overnight Financing Rate (SOFR). The Company generally determines the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classifies such valuations as Level 2.

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

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2023 and September 30, 2022 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
September 30, 2023

U.S. Government Treasuries	$3,680	$—	$3,680	$—
U.S. Government Agencies	11,662	—	11,662	—
Mortgaged-Backed Securities	7,915	—	7,915	—
Municipal Securities	20,995	—	20,995	—
SBA Securities	2,372	—	2,372	—
Available-for-Sale Securities	$46,624	$—	$46,624	$—

Interest Rate Swap Derivative	$250	$—	$250	$—

September 30, 2022

U.S. Government Treasuries	$4,159	$—	$4,159	$—
U.S. Government Agencies	10,323	—	10,323	—
Mortgaged-Backed Securities	8,440	—	8,440	—
Municipal Securities	24,944	—	24,944	—
SBA Securities	1,779	—	1,779	—
Available-for-Sale Securities	$49,645	$—	$49,645	$—

Interest Rate Swap Derivative	$1,051	$—	$1,051	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2023 and September 30, 2022 are shown on the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
September 30, 2023
Foreclosed Real Estate, Net	$101	$—	$—	$101

September 30, 2022
Foreclosed Real Estate, Net	$75	$—	$—	$75

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at September 30, 2023 and at September 30, 2022.

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

The estimated fair values of financial instruments at September 30, 2023 and 2022 are as follows:

	September 30, 2023		September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$9,306	$9,306	$10,109	$10,109
Interest bearing deposits with banks	1,101	1,101	4,235	4,235
Time deposits in other financial institutions	484	484	718	718
Available-for-sale debt securities	46,624	46,624	49,645	49,645
Held-to-maturity debt securities	—	—	1	1
Acquired loans	32,174	32,174	36,777	36,777
Portfolio loans, net of deferred fees	93,253	69,608	88,334	71,900
Investment in restricted stock	1,471	1,471	895	895
Accrued interest receivable	630	630	591	591
Interest rate swap derivative	250	250	1,051	1,051

Financial Liabilities
Deposits	$158,778	$119,212	$183,951	$139,318
Accrued interest payable	67	67	1	1

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

Loans receivable — The fair value loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in Level 3 of the fair value hierarchy. Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

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

NOTE 20 — LEASES

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

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose current maturity date is November 2026 at which point, it automatically renews for a three-year term at the end of each renewal. The Bank also leases various equipment which expire at various dates through March 2026.

All of the Company’s leases are classified as operating leases. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

There were no net lease costs during the year ended September 30, 2022. The Company’s real estate lease agreements include an option to renew at the Company’s discretion. Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of September 30, 2023 are as follows:

2024	$24,000
2025	21,000
2026	14,000
2027	13,000
2028	13,000
$85,000

Lease expense for the branch office amounted to $13,000 for the year ended September 30, 2023. Lease expense for the equipment was approximately $11,000 for the year ended September 30, 2023. The following tables present information about the Company’s leases and of and for the year ended September 30, 2023:

Right to use assets	$19,000
Lease liability	$19,000
Weighted average remaining lease term, in years:	2.52
For the year ended September 30, 2023:
Operating lease expense:	$23,000
Short-term lease expense:	1,000
Total lease expense:	$24,000
Cash paid for amounts included in measurement of lease liabilities:	$24,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Dated: December 26, 2023	By:	/s/ Charles C. Van Vleet, Jr.
Charles C. Van Vleet, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Van Vleet, Jr.	President and Chief Executive Officer and Director	December 26, 2023
Charles C. Van Vleet, Jr.	(principal executive officer)

/s/ Kimberly A. Adams	Vice President and Chief Financial Officer	December 26, 2023
Kimberly A. Adams	(principal financial and accounting officer)

/s/ David C. McClure	Chairman of the Board of Directors	December 26, 2023
David C. McClure

/s/ Clara P. Cummings	Director	December 26, 2023
Clara P. Cummings

/s/ Henry J. Leader	Director	December 26, 2023
Henry J. Leader

/s/ John N. Mason	Director	December 26, 2023
John N. Mason

/s/ Timothy J. Monroe	Director	December 26, 2023
Timothy J. Monroe

/s/ Amy M. Rapholz	Director	December 26, 2023
Amy M. Rapholz

/s/ Chad B. Soper	Director	December 26, 2023
Chad B. Soper