Form 10-Q
period 2023-12-31
Gouverneur Bancorp, Inc./MD/
filed 2024-02-12
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-56606

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares outstanding of the issuer’s common stock, as of February 09, 2024:  1,107,134 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,	September 30,
	2023	2023
Assets:
Cash and due from banks	$6,576	$9,306
Interest-bearing deposits in bank	1,503	1,101
Total cash and cash equivalents	8,079	10,407

Time Deposits in other financial institutions	491	484
Securities available-for-sale, at fair value	49,402	46,624

Acquired loans, net of discount at December 31, 2023: $948 and September 30, 2023: $992	30,527	32,174
Loans receivable, net of allowance for credit losses: December 31, 2023: $1,061 and September 30, 2023: $623	94,084	93,253
Loans receivable, net	124,611	125,427

Investments in restricted stock, at cost	1,150	1,471
Bank owned life insurance	7,021	6,984
Premises and equipment, net	3,016	3,073
Foreclosed real estate, net	74	101
Core deposit intangible	1,976	2,080
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,888	4,997
Total assets	$204,945	$205,885

Liabilities:
Deposits: Non-interest-bearing demand	$19,199	$25,052
NOW and money market	48,494	42,625
Savings and club	63,716	66,570
Time certificates	28,918	24,531
Total deposits	160,327	158,778

Advances from the Federal Home Loan Bank	7,000	13,990
Advanced payments from borrowers for taxes and insurance	1,292	443
Accrued interest payable and other liabilities	4,267	7,566
Total liabilities	172,886	180,777

Shareholders' Equity:
Preferred stock, $.01 par value: December 31, 2023: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: December 31, 2023: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Unearned common stock held by employee stock ownership plan
(unallocated shares December 31, 2023: 53,989: September 30, 2023: 0)	(540)	—
Retained earnings	27,992	28,242
Accumulated other comprehensive loss	(1,891)	(4,123)
Treasury Stock, at cost, (shares December 31, 2023: 0: September 30, 2023: 352,231)	—	(4,070)
Total shareholders' equity	32,059	25,108
Total liabilities and shareholders' equity	$204,945	$205,885

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Interest income:
Loans, net	$1,601	$1,482
Net swap income (expense) on loan hedge	—	27
Securities-taxable	357	337
Securities-non-taxable	146	145
Other short-term investments	24	23
Total interest income	2,128	2,014

Interest expense:
Deposits	243	55
Net swap (income) expense on deposit hedge	—	(31)
Borrowings – short term and long term	131	6
Net swap income on borrowing hedge	(50)	—
Total interest expense	324	30

Net interest income	1,804	1,984
Provision for credit losses
Loans	68	15
Unfunded commitments	2	—
Net interest income after provision for credit losses	1,734	1,969

Non-interest income:
Service charges	87	92
Realized loss on sales of securities – AFS	—	(342)
Realized gain on swap unwound	75	343
Earnings on investment in life insurance	38	36
Earnings on deferred fees plan	12	28
Unrealized loss on swap agreements	(143)	(436)
Earnings on MPF and MAP programs	10	10
Other non-interest income	68	79
Total non-interest income (loss), net	147	(190)

Non-interest expenses:
Salaries and employee benefits	863	802
Directors fees	86	71
Earnings on deferred fees plan	12	28
Building, occupancy and equipment	238	241
Data processing	106	109
Postage and supplies	24	45
Professional fees	150	106
Intangibles & deposit premium amortization	104	115
Foreclosed assets, net	4	23
Other non-interest expense	193	229
Total non-interest expenses	1,780	1,769

Income before income tax expense	101	10
Income tax benefit	(17)	(36)
Net income	$118	$46

Earnings per common share – basic	$0.11	$0.02
Earnings per common share – diluted	$0.11	$0.02

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net Income	$118	$46
Other comprehensive income net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	2,766	1,306
Tax expense	581	274
Unrealized holding gain, net of deferred taxes	2,185	1,032

Post-retirement benefit	59	47
Tax expense	12	10
Post-retirement benefit, net of deferred taxes	47	37

Total other comprehensive income	2,232	1,069
Total comprehensive income	$2,350	$1,115

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended December 31, 2023 and 2022

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2022	$24	$5,035	$—	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income	—	—	—	46	—	—	46
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	—	37	37
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,032	1,032
Total comprehensive income							1,115
Balance at December 31, 2022	$24	$5,035	$—	$28,174	$(4,070)	$(3,219)	$25,944

Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	118	—	—	118
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	—	47	47
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	2,185	2,185
Total comprehensive income							2,350
Net proceeds from stock offering and holding company conversion	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at December 31, 2023	$11	$6,487	$(540)	$27,992	$—	$(1,891)	$32,059

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net Income	$118	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	70	15
Net amortization of deferred fees on loans	18	27
Net amortization of securities premiums and discounts	(167)	(173)
Depreciation	64	54
Net realized losses on securities available for sale	—	342
Net amortization of core deposits intangible	104	116
Loss on subsequent write-downs of REOs	—	23
Net realized gains on sale of foreclosed assets	—	(1)
ESOP committed to be released	37	—
Earnings on investment in life insurance	(38)	(36)
Increase in accrued interest receivable and other assets	(485)	(293)
Decrease in accrued interest payable and other liabilities	(3,238)	(160)
Net cash used in operating activities	(3,517)	(40)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities Available for Sale (AFS)	—	1,889
Proceeds from maturities and principal reductions of securities (AFS)	959	801
Purchases of securities (AFS)	(811)	(1,977)
(Purchases) redemptions of FHLB stock	321	(158)
Net decrease in loans receivable	387	519
Additions to premises and equipment	(7)	(63)
Proceeds from the sale of foreclosed assets	—	1
Net cash provided by investing activities	849	1,012
Cash flows from financing activities:
Net increase (decrease) in deposits	1,549	(13,622)
Net increase (decrease) in short-term borrowings	(6,990)	3,700
Advance payments by borrowers for Property Taxes and Insurance, net	849	779
Net stock offering proceeds	4,932	—
Net cash provided by (used in) financing activities	340	(9,143)
Net decrease in cash and cash equivalents	(2,328)	(8,171)
Cash and cash equivalents – Beginning of Year	10,407	14,344
Cash and cash equivalents – End of Year	$8,079	$6,173
Supplemental disclosures:
Cash paid during the year for interest	$348	$37
Write-downs on foreclosed assets through the allowance for loan losses	(27)	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of  Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of December 31, 2023 (unaudited) and September 30, 2023 and for the three-month periods ended December 31, 2023 and 2022 (unaudited).  All material intercompany accounts and transactions have been eliminated in this consolidation.  These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

Bancorp is a Maryland corporation that was incorporated in June 2023 to be the successor to Gouverneur Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure.  Cambray Mutual Holding Company was the former mutual holding company for the Mid-Tier Holding Company prior to the completion of the second-step conversion.  In conjunction with the second-step conversion, each of Cambray Mutual Holding Company and the Mid-Tier Holding Company merged out of existence and now cease to exist.  The second-step conversion was completed on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan.  As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than Cambray Mutual Holding Company was converted into 0.5334 shares of Bancorp common stock.  As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.5334 exchange ratio, unless otherwise noted.

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

In conjunction with the acquisition of CBCV, The Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s roughly $24,187,000 in municipal deposits and continue to compete for such deposits in the future. GS&L Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. The formation of GS&L Municipal Bank included an initial $2.5 million contribution from the Bank.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month periods ended December 31, 2023 and 2022.  The results of operations for the three-month periods ended December 31, 2023 are not necessarily indicative of the results which may be expected for an entire fiscal year or other periods.

The data in the consolidated statements of financial condition for September 30, 2023 was derived from the Company’s audited consolidated financial statements for the year ended September 30, 2023.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income, shareholders’ equity and cash flows should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2023, including the notes thereto.  Certain amounts for the three-month periods ended December 31, 2022 were reclassified to conform to the presentation of December 31, 2023.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2023, GS&L Municipal Bank held $28.6 million of the Bank’s $49.4 million investment securities portfolio and $20.4 million of the Bank’s deposits.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended September 30, 2023 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since September 30, 2023, except for the following:

On October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL required an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require that credit losses be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not that the Company will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $436,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $29,000, which is recorded within Other Liabilities. The Company recorded a net decrease to retained earnings of $368,000 as of October 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after October 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) assets that were previously classified as purchased credit impaired (“PCI”) under ASC 310-30. The Company did not have any PCD assets that were previously classified as purchased credit impaired. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on PCD assets was not deemed material.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to October 1, 2023. As of December 31, 2023, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

The following table illustrates the impact on the allowance for credit losses from adoption of ASC 326:

	October 1, 2023	September 30, 2023
	As Reported Under	Pre-ASC 326	Impact of ASC
(dollars in thousands)	ASC 326	Adoption September	326 Adoption
Assets:
Held to maturity securities, at amortized cost	$—	$—	$—

Allowance for credit losses on held to maturity securities:
Mortgaged-backed securities	$—	$—	$—

Loans, at amortized cost

Allowance for credit losses on loans:
Residential mortgages	$779	$527	$252
MAP & MPF secondary market mortgages	14	14	—
Commercial mortgages	160	55	105
Commercial loans - secured	31	4	27
Commercial loans - unsecured	—	2	(2)
Consumer loans	75	21	54
Allowance for credit losses on loans	$1,059	$623	$436

Liabilities:
Allowance for credit losses for unfunded commitments	$29	$—	$29

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. There was no accrued interest receivable on held-to-maturity debt securities at December 31, 2023 which would be excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The loss rates are multiplied by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities.

All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held to maturity securities at December 31, 2023.

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less that the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $243,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $378,000 at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses – Loans.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow and remaining life methodology. The segments using a discounted cash flow methodology are as follows:

Real Estate Residential

-	1-4 family residential construction loans
-	Other construction loans and all land development and other land loans
-	Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit
-	Secured by first liens
-	Secured by junior liens

Real Estate Commercial

-	Commercial and industrial loans – commercial mortgage
-	Loans secured by owner-occupied, nonfarm nonresidential properties
-	Loans secured by other nonfarm nonresidential properties
-	Loans secured by multifamily (5 or more) properties

Commercial Secured

-	Loans to finance agricultural production and other loans to farmers
-	Commercial and industrial loans
-	Obligations (other than securities and leases) of states and political subdivisions in the US

Commercial Unsecured

-	Commercial and industrial loans – unsecured
-	Unsecured other loans

Consumer

-	Other revolving credit plans
-	Automobile loans
-	Other consumer loans

The discounted cash flow method calculates the expected cash flows to be received over the life of each individual loan in a pool.

The segment using a remaining life methodology is below:

Commercial Unsecured

-	Other loans (commercial overdraft loans)

Consumer

-	Other loans (consumer overdraft loans)

The remaining life methodology uses average annual charge-off rates and the remaining life of the loan to estimate the allowance for credit losses. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, asset quality and portfolio trends, loan review and audit results, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off—balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Note 3:  Earnings Per Common Share

Basic earnings per common share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The table below sets forth the computation of basic and diluted earnings per common share for the three-month periods ending December 31, 2023 and 2022 (In thousands, except per share data) (unaudited).

	Three Months Ended
	December 31,
Basic earnings per share:	2023	2022
Net income	$118	$46
Weighted average common shares outstanding used to calculate basic and diluted earnings per common share	1,050	2,031
Basic and diluted earnings per common share	$0.11	$0.02

There were no dilutive or antidilutive shares at December 31, 2023 or 2022.

Note 4:  Comprehensive Income (Loss)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss at December 31, 2023 (unaudited) and September 30, 2023:

	December 31,	September 30,
	2023	2023

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss for Other Postretirement Obligations	$(266)	$(326)
Tax Effect	55	69
Net Unrealized Loss for Other Postretirement Obligations	(211)	(257)

Unrealized Loss on Available-for-Sale Securities, net	(2,127)	(4,890)
Tax Effect	447	1,024
Net Unrealized Loss on Available-for-Sale Securities	(1,680)	(3,866)

Total Comprehensive Loss	$(1,891)	$(4,123)

Note 5:  Investment Securities

The amortized cost of debt securities and their approximate fair value at December 31, 2023 (unaudited) is represented in the table on the table below:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,789	$—	$(25)	$—	$3,764
U.S. Government Agencies	12,103	1	(76)	—	12,028
Mortgaged-Backed Securities	8,437	2	(374)	—	8,065
Municipal Securities	24,824	222	(1,891)	—	23,155
SBA Securities	2,375	24	(9)	—	2,390
	$51,528	$249	$(2,375)	$—	$49,402

The amortized cost of debt securities and their approximate fair value at September 30, 2023 is represented in the table below.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,766	$—	$(86)	$—	$3,680
U.S. Government Agencies	12,025	—	(363)	—	11,662
Mortgaged-Backed Securities	8,726	1	(812)	—	7,915
Municipal Securities	24,571	2	(3,578)	—	20,995
SBA Securities	2,426	—	(54)	—	2,372
	$51,514	$3	$(4,893)	$—	$46,624

The amortized cost and fair value of debt securities, by contractual maturity, at December 31, 2023 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$6,521	$6,506
Due After One Year Through Five Years	13,382	13,345
Due After Five Years Through Ten Years	5,382	5,190
Due After Ten Years	15,431	13,906
	40,716	38,947
Mortgage-Backed & SBA Securities	10,812	10,455
	$51,528	$49,402

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

The realized gains and losses from the sale of available-for-sale investments for the three-month periods ending December 31, 2023 and 2022 (unaudited) is as shown on the table below:

	Three Months Ended
	December 31,
	2023	2022

Proceeds	$—	$1,889
Cost	—	(2,231)
Net Realized Gains (Losses)	$—	$(342)
Gross Realized Gains	$—	$—
Gross Realized Losses	—	(342)
Net Realized Gains (Losses)	$—	$(342)

Information pertaining to securities with gross unrealized losses at December 31, 2023 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
December 31, 2023
Securities Available-for-Sale:
US Treasuries & Agencies	$69	$9,292	$32	$6,294	$101	$15,586
Mortgage-backed & SBA Securities	380	8,261	3	337	383	8,598
Municipal Securities	10	1,809	1,881	8,943	1,891	10,752
	$459	$19,362	$1,916	$15,574	$2,375	$34,936

Information pertaining to securities with gross unrealized losses at September 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 53 and 106 securities in an unrealized loss position of less than twelve months at December 31, 2023 and September 30, 2023, respectively which included 39 and 74 securities acquired from Citizens Bank of Cape Vincent in September 2022, and 74 and 76 securities in an unrealized loss position of 12 months or more at December 31, 2023 and September 30, 2023, respectively. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at December 31, 2023 and the Company does not consider these investments to be other-than temporarily impaired at September 30, 2023.

NOTE 6 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31, 2023 (unaudited) are as shown on the table below:

	As of December 31, 2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages
Residential	$77,125	$26,952	$104,077
Commercial	8,024	3,204	11,228
Construction	1,664	—	1,664
Home Equity	1,719	—	1,719
Other Loans:
Commercial Non-Mortgage	1,059	284	1,343
Automobile	2,934	209	3,143
Passbook	204	219	423
Consumer	1,990	607	2,597
Total Loans	94,719	31,475	126,194
Net Deferred Loan Costs	426	—	426
Net Discounts on Acquired Loans	—	(948)	(948)
Allowance for Credit Losses	(1,061)	—	(1,061)
Loans, Net	$94,084	$30,527	$124,611

The components of loans receivable at September 30, 2023 are as shown on the table below:

	Year Ended September 30,
	2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$74,918	$27,333	$102,251
Commercial	7,647	3,843	11,490
Construction	2,265	—	2,265
Home Equity	2,552	411	2,963
Other Loans:
Commercial Non-Mortgage	1,046	455	1,501
Automobile	2,793	234	3,027
Passbook	43	224	267
Consumer	2,175	666	2,841
Total Loans	93,439	33,166	126,605
Net Deferred Loan Costs	437	—	437
Net Discounts on Acquired Loans	—	(992)	(992)
Allowance for Loan Losses	(623)	—	(623)
Loans, Net	$93,253	$32,174	$125,427

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown on the table below at December 31, 2023 (unaudited) and September 30, 2023:

	December 31, 2023	September 30, 2023

	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$31,475	$33,166
Carrying Amount	$30,527	$32,174
Total Acquired Loans
Outstanding Principal Balance	$31,475	$33,166
Carrying Amount	$30,527	$32,174

The Company had not acquired any loans with deteriorated credit quality as of December 31, 2023 and September 30, 2023. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years. This loan was restructured in the fourth quarter of fiscal 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhances the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. The loan remains in non-accrual. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. This loan has a fair value adjustment as a result of purchase price accounting of $103,000 at December 31, 2023.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At December 31, 2023 and September 30, 2023, the total outstanding principal balance on serviced loans was $12.1 million, and $12.4 million, respectively.  Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three months ended December 31, 2023 and 2022 (unaudited) and the year ended September 30, 2023.

Allowance for loan losses and recorded investment in loans for the three months ended December 31, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(62)	—	—	—	(6)	(68)
Recoveries	—	—	—	—	2	2
Transfer	—	(3)	(3)	—	6	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$799	$157	$28	$—	$77	$1,061
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$799	$157	$28	$—	$77	$1,061
Loans Receivable:
Ending Balance	$107,460	$11,228	$1,330	$13	$6,163	$126,194
Ending Balance: Individually
Evaluated	$—	$696	$—	$—	$—	$696
Ending Balance: Collectively
Evaluated	$107,460	$10,532	$1,330	$13	$6,163	$125,498

Allowance for loan losses and recorded investment in loans for the three months ended December 31, 2022 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Beginning Balance	$548	$55	$4	$1	$13	$621
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	1	—	—	—	1	2
Transfer	(3)	—	—	—	3	—
Provisions	15	—	—	—	—	15
Ending Balance	$561	$55	$4	$1	$13	$634
Ending Balance: Individually
Evaluated	$85	$—	$—	$—	$—	$85
Ending Balance: Collectively	$476	$55	$4	$1	$13	$549

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Loans Receivable:
Ending Balance	$107,479	$11,490	$1,501	$—	$6,135	$126,605
Less: Acquired Loans	27,744	3,843	455	—	1,124	33,166
Ending Balance: Individually
Evaluated	$—	$298	$—	$—	$—	$298
Ending Balance: Collectively
Evaluated	$79,735	$7,349	$1,046	$—	$5,011	$93,141

The following table presents performing and nonperforming real estate loans based on payment activity as of December 31, 2023 and September 30, 2023. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Prior to October 1, 2023, nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31,	As of September 30,
	2023	2023

	(In Thousands)
Performing	$117,497	$118,269
Nonperforming	1,191	700
Total	$118,688	$118,969

Credit quality indicators as of December 31, 2023 and September 30, 2023 are as follows:

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

Credit risk profile for originated loans held in portfolio by internally assigned grade as of December 31, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$78,789	$—	$—	$—	$78,789
Home Equity	1,719	—	—	—	1,719
Commercial	7,728	—	296	—	8,024
Total Mortgage Loans on Real Estate	88,236	—	296	—	88,532
Commercial	1,059	—	—	—	1,059
Consumer	5,128	—	—	—	5,128
Total Loans	$94,423	$—	$296	$—	$94,719

Credit risk profile for acquired loans held in portfolio by internally assigned grade as of December 31, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$26,952	$—	$—	$—	$26,952
Home Equity	—	—	—	—	—
Commercial	2,636	168	400	—	3,204
Total Mortgage Loans on Real Estate	29,588	168	400	—	30,156
Commercial	256	28	—	—	284
Consumer	1,035	—	—	—	1,035
Total Loans	$30,879	$196	$400	$—	$31,475

Credit risk profile for originated loans held in portfolio by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$77,183	$—	$—	$—	$77,183
Home Equity	2,552	—	—	—	2,552
Commercial	7,349	—	298	—	7,647
Total Mortgage Loans on Real Estate	87,084	—	298	—	87,382
Commercial	1,046	—	—	—	1,046
Consumer	5,011	—	—	—	5,011
Total Loans	$93,141	$—	$298	$—	$93,439

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$27,333	$—	$—	$—	$27,333
Home Equity	411	—	—	—	411
Commercial	3,231	210	402	—	3,843
Total Mortgage Loans on Real Estate	30,975	210	402	—	31,587
Commercial	423	32	—	—	455
Consumer	1,124	—	—	—	1,124
Total Loans	$32,522	$242	$402	$—	$33,166

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of December 31, 2023 and September 30, 2023. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio as of December 31, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$411	$220	$143	$774	$79,734	$80,508	$—
Commercial Mortgage	—	46	66	112	7,912	8,024	—
Commercial	—	—	—	—	1,059	1,059	—
Consumer	—	2	—	2	5,126	5,128	—
Total Originated Loans	$411	$268	$209	$888	$93,831	$94,719	$—

An aged analysis of past due financing receivable by class of financing receivable for acquired loans as of December 31, 2023 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$111	$59	$—	$170	$26,782	$26,952	$—
Commercial Mortgage	—	—	—	—	3,204	3,204	—
Commercial	—	—	—	—	284	284	—
Consumer	55	18	—	73	962	1,035	—
Total Acquired Loans	$166	$77	$—	$243	$31,232	$31,475	$—

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio and loans held for sale as of September 30, 2023, are as follows:

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

An aged analysis of past due financing receivables by class of financing receivable for acquired loans as of September 30, 2023, are as follows:

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

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

There were no loans made to borrowers experiencing financial difficulty during the quarter ended December 31, 2023.

Impaired Loans

There were no recorded investment balances for impaired financing receivables at September 30, 2023.

Troubled Debt Restructurings (“TDR”)

There were two new loans modified as TDR during the fiscal year ended September 30, 2023. The Company acquired a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fourth quarter of fiscal 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The other loan modified as a TDR during fiscal year 2023 was a one-to-four-family adjustable-rate residential loan with a pre-modified balance of $11,000 and a 7.25% interest rate. Proceeds paid off current principal, taxes and closing costs when this loan modified into a fixed-rate one-to-four-family residential loan with a balance of $16,000 and a 6.50% interest rate. The maturity date of September 2023 was extended to October 2028 under the new terms. There were no TDR’s in payment default that were previously classified as a TDR in the previous twelve months. At September 30, 2023 there were no commitments to lend additional funds to any borrower whose loan terms had been modified in a troubled debt restructuring.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Fiscal Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total

Real Estate - Residential
Pass	$1,917	$11,162	$15,844	$19,055	$9,566	$48,197	$1,719	$107,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$1,917	$11,162	$15,844	$19,055	$9,566	$48,197	$1,719	$107,460

Current period gross write-offs	$62	$—	$—	$—	$—	$—	$—	$62

Real Estate - Commercial
Pass	$221	$2,227	$711	$2,354	$1,981	$2,871	$—	$10,365
Special Mention	—	—	—	—	—	168	—	168
Substandard	—	430	—	199	66	—	—	695
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$221	$2,657	$711	$2,553	$2,047	$3,039	$—	$11,228

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$88	$428	$86	$216	$268	$216	$—	$1,302
Special Mention	—	—	—	—	—	28	—	28
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$88	$428	$86	$216	$268	$244	$—	$1,330

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$2	$—	$—	$—	$—	$11	$—	$13
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$2	$—	$—	$—	$—	$11	$—	$13

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$752	$2,607	$1,374	$747	$367	$316	$—	$6,163
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$752	$2,607	$1,374	$747	$367	$316	$—	$6,163

Current period gross write-offs	$6	$—	$—	$—	$—	$—	$—	$6

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	December 31, 2023			September 30, 2023
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(in thousands)	with No Allowance	with an Allowance	Loans	Nonaccrual Loans
Real Estate - Residential	$—	$602	$602	$153
Real Estate - Commercial	—	466	466	468
Commercial - Secured	—	—	—	—
Commercial - Unsecured	—	—	—	—
Consumer	—	18	18	9
Total Loans	$—	$1,086	$1,086	$630

The Company recognized no interest income on nonaccrual loans during the three months ended December 31, 2023 or 2022.

The following table represents the accrued interest receivable written off by reversing interest income during the three months ended December 31, 2023:

For the Three Months
Ended December 31, 2023
(in thousands)
Real Estate - Residential	$12
Real Estate - Commercial	9
Commercial - Secured	—
Commercial - Unsecured	—
Consumer	1
Total Loans	$22

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of December 31, 2023 (unaudited) and September 30, 2023, intangible assets consisted of $2.0 million and $2.1 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on September 30 or more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at December 31, 2023 (unaudited) and September 30, 2023 are summarized as follows:

	Three Months Ended December 31,			Year ended September 30,
	2023			2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,080	104	1,976	2,542	462	2,080
	$6,317	$104	$6,213	$6,779	$462	$6,317

No impairments of goodwill were recognized for the fiscal year ended September 30, 2023. Amortization expense for other intangible assets was $104,000 and $462,000 for the three months ending December 31, 2023 and the fiscal year ended September 30, 2023, respectively, as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years as summarized below:

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

A summary of financial instrument commitments at December 31, 2023 (unaudited) and September 30, 2023 is shown below.

	December 31,	September 30,
	2023	2023

	(in thousands)
Commitments to Grant Loans	$1,671	$1,089
Unfunded Commitments Under Lines of Credit	$5,890	$6,022

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $176,000 as of December 31, 2023.

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

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $31,000 at December 31, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended December 31, 2023.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, September 30, 2023	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	29
Provision for unfunded commitments	2
Balance, December 31, 2023	$31

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

The capital conservation buffer at December 31, 2023 and September 30, 2023 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of December 31, 2023 and September 30, 2023, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of December 31, 2023 and September 30, 2023, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2023 (unaudited)
Total Capital (to Risk-Weighted Assets)	$25,877	23.0	≥	$8,998	≥	8.0	≥	$11,248	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	24,786	22.0	≥	6,749	≥	6.0	≥	8,998	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	24,786	22.0	≥	5,062	≥	4.5	≥	7,311	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	24,786	12.3	≥	8,059	≥	4.0	≥	10,074	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	25,877	15.0	≥	7,874	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$21,906	19.4	≥	$9,020	≥	8.0	≥	$11,275	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	21,283	18.9	≥	6,765	≥	6.0	≥	9,019	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	21,283	18.9	≥	5,074	≥	4.5	≥	7,329	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	21,283	10.6	≥	8,022	≥	4.0	≥	10,027	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	21,906	11.4	≥	7,892	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2023 (unaudited)
Total Capital (to Risk-Weighted Assets)	$13,260	184.8	≥	$574	≥	8.0	≥	$718	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,260	184.8	≥	431	≥	6.0	≥	574	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,260	184.8	≥	323	≥	4.5	≥	466	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,260	39.2	≥	1,355	≥	4.0	≥	1,693	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,260	176.8	≥	502	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$13,053	245.8	≥	$425	≥	8.0	≥	$531	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,053	245.8	≥	319	≥	6.0	≥	425	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,053	245.8	≥	239	≥	4.5	≥	345	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,053	37.4	≥	1,394	≥	4.0	≥	1,743	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,053	237.8	≥	372	≥	7.0	≥	N/A	≥	N/A

NOTE 10 — RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) received full dividends paid by the Company on shares owned in fiscal year 2023. The total cumulative dividends waived by Cambray was $6,384,000 as of September 30, 2023. The dividends waived by Cambray were considered a restriction on the retained earnings of the Company.

NOTE 11 — INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. It has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. It did so to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest loss for the three months ended December 31, 2023 and 2022 were $(143,000) and $(436,000), respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

On December 9, 2022, the Company unwound two off-balance sheet swaps, $6.0 million in notional value, for a realized gain of approximately $343,000. On December 14, 2022, the Company sold four investments totaling $2.0 million for a total loss of approximately $342,000, which closely matched the realized gain on the unwound swaps. $2.0 million was reinvested into two new securities.

On December 29, 2023, the Company unwound two off-balance sheet swaps, $2.5 million in notional value, for a realized gain of approximately $75,000.

Information about interest rate swap agreements at December 31, 2023 (unaudited) and September 30, 2023 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
December 31, 2023 (unaudited)
Interest Rate Swaps on Mortgage Loans	$—	0.00%	0.00%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.64%	$106

September 30, 2023
Interest Rate Swaps on Mortgage Loans	$—	—%	—%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$250

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of December 31, 2023 (unaudited) and September 30, 2023:

	As of December 31,	As of September 30,
	2023	2023
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$106	$250

The notional amount of interest rate swap agreements entered into, that were outstanding at December 31, 2023 (unaudited) and September 30, 2023, mature as follows for the years ended September 30:

	December 31,	September 30,
	2023	2023
	(unaudited)
	(in thousands)
2024	$—	$—
2025	3,000	4,500
2026	—	1,000
	$3,000	$5,500

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Individually evaluated loans are evaluated and valued at the time the loan is identified as not having risk characteristics common with other loans within its pool. In these instances, impairment is measured on a case-by-case basis.  The fair value of the loan is determined using either present value of the expected future cash flows discounted at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the collateral less the selling, administrative costs, and other expenses necessary to liquidate the collateral. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified previously.

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

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2023 (unaudited) and September 30, 2023 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
December 31, 2023 (unaudited)

U.S. Government Treasuries	$3,764	$—	$3,764	$—
U.S. Government Agencies	12,028	—	12,028	—
Mortgaged-Backed Securities	8,065	—	8,065	—
Municipal Securities	23,155	—	23,155	—
SBA Securities	2,390	—	2,390	—
Available-for-Sale Securities	$49,402	$—	$49,402	$—

Interest Rate Swap Derivative	$106	$—	$106	$—

September 30, 2023

U.S. Government Treasuries	$3,680	$—	$3,680	$—
U.S. Government Agencies	11,662	—	11,662	—
Mortgaged-Backed Securities	7,915	—	7,915	—
Municipal Securities	20,995	—	20,995	—
SBA Securities	2,372	—	2,372	—
Available-for-Sale Securities	$46,624	$—	$46,624	$—

Interest Rate Swap Derivative	$250	$—	$250	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at December 31, 2023 (unaudited) and September 30, 2023  are shown on the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
December 31, 2023 (unaudited)
Foreclosed Real Estate, Net	$74	$—	$—	$74

September 30, 2023
Foreclosed Real Estate, Net	$101	$—	$—	$101

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at December 31, 2023 (unaudited) and at September 30, 2023.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Individually Evaluated Loans	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow
Foreclosed Assets	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at December 31, 2023 (unaudited) and at September 30, 2023 are as follows:

	December 31, 2023
	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$6,576	$6,576
Interest bearing deposits with banks	1,503	1,503
Time deposits in other financial institutions	491	491
Available for sale debt securities	49,402	49,402
Acquired loans	30,527	30,527
Portfolio loans, net of deferred fees	94,084	76,452
Investment in restricted stock	1,150	1,150
Accrued interest receivable	627	627
Interest rate swap derivative	106	106
Financial Liabilities
Deposits	$160,327	$121,731
Accrued interest payable	13	13

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at September 30, 2023 are as follows:

	September 30, 2023
	Carrying Value	Fair Value

	(In Thousands)
Financial Assets
Cash and due from banks	$9,306	$9,306
Interest bearing deposits with banks	1,101	1,101
Time deposits in other financial institutions	484	484
Available for sale debt securities	46,624	46,624
Acquired loans	32,174	32,174
Portfolio loans, net of deferred fees	93,253	69,608
Investment in restricted stock	1,471	1,471
Accrued interest receivable	630	630
Interest rate swap derivative	250	250
Financial Liabilities
Deposits	$158,778	$119,212
Accrued interest payable	67	67

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

Deposits — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, is estimated using discounted cash flows applying short term interest rates currently offered on FHLB advances. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits. Deposits are categorized in Level 2 of the fair value hierarchy.

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

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose maturity date was November 2023 at which point, it automatically renewed for a three-year term at the end of that renewal. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026.

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

The Company’s real estate lease agreements include an option to renew at the Company’s discretion. Future maturities of lease liabilities with initial or remaining terms of one year or more as of December 31, 2023 are as follows:

(unaudited)
2024	$17,000
2025	21,000
2026	14,000
2027	13,000
2028	13,000
$78,000

Lease expense for the branch office amounted to $4,000 for the three months ended December 31, 2023. Lease expense for the equipment was approximately $1,000 for the three months ended December 31, 2023. The following tables present information about the Company’s leases and of and for the three months ended December 31, 2023:

Right to use assets	$61,000
Lease liability	$61,000
Weighted average remaining lease term, in years:	4.33
For the quarter ended December 31, 2023:
Operating lease expense:	$5,000
Short-term lease expense:	—
Total lease expense:	$5,000
Cash paid for amounts included in measurement of lease liabilities:	$5,000

NOTE 14 — PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of December 31, 2023 (unaudited) and September 30, 2023

	December 31, 2023	September 30, 2023
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$2,453	$19
Interest bearing deposits with banks	253	4,575
Total Cash and Cash Equivalents	2,706	4,594

ESOP loan receivable	522	—

Accrued interest receivable and other assets	113	11
Investment in subsidiary	29,466	23,865

Total Assets	$32,807	$28,470

Liabilities and Stockholders' Equity
Accrued interest payable and other liabilities	748	3,362

Total Liabilities	748	3,362

Stockholders' Equity
Preferred stock, $.01 par value: December 31, 2023: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: December 31, 2023: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Retained earnings	27,992	28,242
Treasury Stock, at cost, (shares December 31, 2023: 0: September 30, 2023: 352,231)	—	(4,070)
Accumulated other comprehensive loss	(1,891)	(4,123)
Unearned common stock held by employee stock ownership plan	(540)	—
Total Stockholders' Equity	32,059	25,108

Total Liabilities and Stockholders' Equity	$32,807	$28,470

See notes to consolidated financial statements

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three Months Ended December 31, 2023 and 2022 (unaudited)

	Three Months Ended December 31,
	2023	2022

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$8	$—

Total Interest Income	8	—

Net Interest Income	8	—

Non-interest Income:
Earnings (loss) on deferred fees plan	(6)	—
Earnings from subsidiaries	179	58

Total Non-interest Income	173	58

Non-interest Expenses:
Directors' fees	14	—
Earnings (losses) on deferred fees plan	(6)	—
Professional fees	34	—
Other	21	12

Total Non-interest Expenses	63	12

Income before Income Tax Expense	118	46

Income Tax Expense (Benefit)	—	—

Net Income	$118	$46

Basic and Diluted Earnings Per Share	$0.11	$0.02

See notes to consolidated financial statements

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Three Months Ended December 31,
	2023	2022

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$118	$46
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(179)	(59)
ESOP committed to be released	37	—
Change in other Assets	(3,115)	224
Change in other Liabilities	(3,159)	(242)

Net Used in Provided by Operating Activities	(6,298)	(31)

Cash Flows from Investing Activities:
ESOP loan issued	(578)	—
Net decrease in loans receivable	56	—

Net Cash Used in Investing Activities	(522)	—

Cash Flows from Financing Activities:
Net stock offering proceeds	4,932	—

Net Cash Provided by Financing Activities	4,932	—

Net Decrease in Cash and Cash Equivalents	(1,888)	(31)

Cash and Cash Equivalents - Beginning of Year	4,594	107

Cash and Cash Equivalents - End of Year	$2,706	$76

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the quarter ended December 31, 2023 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.2 million as of December 31, 2023 in non-performing assets consisting of non-performing loans and two properties held in other real estate owned. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

To determine the total allowance for credit losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

Management monitors differences between estimated and actual credit losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate the expected credit losses in those portfolios. Additions to the allowance for credit losses are made by changes to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

Specific Allowances for Identified Problem Loans

We establish a specific allowance when loans are determined to not share common risk characteristics with pooled loans. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for loans that share common risk characteristics to recognize the expected lifetime credit losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and using historical experience, current conditions, and reasonable and supportable forecasts to estimate the expected lifetime credit losses inherent. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of  the portfolio, duration of  the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for credit losses in conformity with accounting principles generally accepted in the United States of America, as an integral part of their examination process, regulators will periodically review our allowance for credit losses. The regulators may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews.

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

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Total assets decreased by $940,000, or 0.46%, to $204.9 million at December 31, 2023 from $205.9 million at September 30, 2023. The decrease in assets was primarily due to decreases in cash and cash equivalents of $2.3 million and acquired loans of $1.7 million, partially offset by an increase in originated loans of $1.3 million and an increase in securities available for sale of $2.8 million.

Cash and cash equivalents decreased by $2.3 million, or 22.37%, to $8.1 million at December 31, 2023 from $10.4 million at September 30, 2023. The decrease in cash and cash equivalents can be primarily attributed to a repayment of Federal Home Loan Bank borrowings of $7.0 million, partially offset by an increase in deposits of $1.5 million.

Loans receivable, net of the allowance for credit losses, decreased by $816,000, or 0.65%, to $124.6 million at December 31, 2023 from $125.4 million at September 30, 2023. The decrease in loans receivable, net of the allowance for credit losses, was primarily due a decrease in net loans acquired from Citizens Bank of Cape Vincent of $1.7 million and the transition adjustment of the adoption of CECL, which resulted in an increase in the allowance for credit losses on loans of $436,000, partially offset by an increase in newly originated loans of $1.3 million.

Securities available for sale increased by $2.8 million, or 5.96%, to $49.4 million at December 31, 2023 from $46.6 million at September 30, 2023. The increase was primarily due to an increase in the market value on the portfolio, partially offset by principal paydowns and maturities.

Foreclosed real estate decreased to $74,000 at December 31, 2023 from $101,000 at September 30, 2023 due to the write-down of a foreclosed property.

Total deposits increased by $1.5 million, or 0.98%, to $160.3 million at December 31, 2023 from $158.8 million at September 30, 2023. The increase in deposits can primarily be attributed to a $4.4 million increase in time deposits, partially offset by a $2.8 million decrease in non-maturing deposits. The increase in time deposits can primarily be attributed to an increase in offering rates as market rates have increased. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $38.6 million at December 31, 2023 and $42.3 million at September 30, 2023. Municipal deposits held at GS&L Municipal Bank accounted for approximately $18.0 million and $17.5 million of the uninsured deposits at December 31, 2023 and September 30, 2023, respectively. At December 31, 2023, we had $57.4 million in available liquidity with the Federal Home Loan Bank of New York and $8.1 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased to $7.0 million at December 31, 2023 from $14.0 million at September 30, 2023. The decrease in advances was primarily due to principal maturities, increase in total deposits and increase in the bank’s internal accounts from the net stock offering proceeds.

Shareholders’ equity increased by $7.0 million, or 27.68%, to $32.1 million at December 31, 2023 from $25.1 million at September 30, 2023. The increase in shareholders’ equity was primarily a result of the completion of the second-step conversion on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. There was also a $2.2 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

Financial Highlights

Net income for the three months ended December 31, 2023 was $118,000 compared to net income of $46,000 for the three months ended December 31, 2022. Net income for the three months ended December 31, 2023 was higher than the three months ended December 31, 2022 primarily due to a $293,000 increase in the unrealized loss on interest rate swap agreements as of December 31, 2023. The Company also recognized $342,000 in realized losses on sales of securities which closely matched the realized gain of $343,000 on swaps unwound for the three months ended December 31, 2022.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended December 31, 2023, as compared to $2.0 million for the three months ended December 31, 2022. The decrease in net interest income of $180,000, or 9.07%, was primarily due to an increase in deposit interest expense of $219,000 and an increase in borrowing interest expense of $125,000, partially offset by $50,000 of income earned on the swap agreements hedged against borrowings.

Interest income increased by $114,000, or 5.66%, for the three months ended December 31, 2023 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $294,000, or 980.00%, due to the increase in interest expense on deposits and Federal Home Loan Bank borrowings offset by the income earned on swap agreements hedged against certain borrowings.

Net interest margin decreased by 32 basis points, to 3.98% compared to 4.30% for the three months ended December 31, 2023 driven primarily by an increase in interest bearing liability costs resulting from the increase in market rates over the prior year.

Provision for Credit Losses

Management recorded loan loss provisions of $68,000 on loans and $2,000 on unfunded commitments and $15,000 on loans for the three months ended December 31, 2023 and 2022, respectively. The increase in provision level was primarily attributed to expected charge-offs of residential mortgages. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at December 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.1 million and $630,000 at December 31, 2023 and September 30, 2023, respectively. At December 31, 2023, non-performing loans consisted primarily of residential and commercial mortgage loans. Non-performing loans included troubled debt restructurings of 435,000 at September 30, 2023.

Non-Interest Income

The following table sets forth a summary of non-interest income (loss) for the periods indicated:

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$87	$92	$(5)	5.43%
Realized loss on sales of securities - AFS	—	(342)	342	100.00%
Realized gain on swap unwound	75	343	(268)	78.13%
Earnings on investment in life insurance	38	36	2	5.56%
Earnings on deferred fees plan	12	28	(16)	57.14%
Unrealized loss on swap agreement	(143)	(436)	293	67.20%
Earnings on MPF & MAP programs	10	10	—	—%
Other non-interest income	68	79	(11)	13.92%
Total non-interest income (loss), net	$147	$(190)	337

The increase in total non-interest income was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long term bond rates and projected short-term rates. The unrealized loss on swap agreements was $143,000 at December 31, 2023 compared to an unrealized loss of $436,000 at December 31, 2022. For the three months ended December 31, 2022, the Company unwound two off-balance sheet swaps for a realized gain of $343,000 and sold four investments for a loss of $342,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$863	$802	$61	7.61%
Directors fees	86	71	15	21.13%
Earnings on deferred fees plan	12	28	(16)	(57.14)%
Building, occupancy and equipment	238	241	(3)	(1.24)%
Data processing	106	109	(3)	(2.75)%
Postage and supplies	24	45	(21)	(46.67)%
Professional fees	150	106	44	41.51%
Foreclosed assets, net	4	23	(19)	(82.61)%
Intangibles & deposit premium expense	104	115	(11)	(9.57)%
Other non-interest expense	193	229	(36)	(15.72)%
Total non-interest expense	$1,780	$1,769	$11

The increase in total noninterest expense included a $44,000 increase in professional fees from December 31, 2022 to December 31, 2023, due to the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024.

Income Taxes

The Company recorded income tax benefit of $17,000 for the three months ended December 31, 2023 and income tax benefit of $36,000 for the three months ended December 31, 2022. The decrease in income tax benefit resulted from an increase in pre-tax book income. The Company’s effective income tax rates were (17.36)% and (360.00)% for the three months ended December 31, 2023 and 2022, respectively.

Asset Quality

Non-performing loans were $1.1 million and $630,000 at December 31, 2023 and September 30, 2023, respectively. At December 31, 2023, non-performing loans consisted primarily of residential and commercial mortgage loans. Non-performing loans included troubled debt restructurings of $435,000 at September 30, 2023.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the three months ended December 31, 2023. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $426,000 and $554,000 for the three months ended December 31, 2023 and 2022, respectively.

For the Three Months Ended December 31,
2023	2022
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$125,054	$1,601	5.08%	$124,947	$1,509	4.79%
Securities	53,224	503	3.75%	55,745	482	3.43%
Other short term investments	1,690	24	5.63%	2,421	23	3.77%
Total interest-earning assets	179,968	2,128	4.69%	183,113	2,014	4.36%
Noninterest-earning assets	24,842	22,576
Total assets	$204,810	$205,689

Interest-bearing liabilities(1):
Regular savings and club deposits	66,972	22	0.13%	84,457	26	0.12%
Money market and NOW deposits(2)	47,234	23	0.19%	52,714	(25)	(0.19)%
Certificates of deposit	26,789	198	2.93%	19,875	23	0.46%
Total interest-bearing deposits	140,995	243	0.68%	157,046	24	0.06%
Federal Home Loan Bank advances and other borrowings(3)	9,729	81	3.30%	572	6	4.16%
Total interest-bearing liabilities	150,724	324	0.85%	157,618	30	0.08%
Noninterest-bearing demand deposits	22,974	22,040
Other noninterest-bearing liabilities	1,978	820
Total liabilities	175,676	180,478
Total shareholders’ equity	29,134	25,211
Total liabilities and shareholders’ equity	$204,810	$205,689
Net interest income	$1,804	$1,984
Net interest rate spread(4)	3.84%	4.28%
Net interest-earning assets(5)	$29,244	$25,495
Net interest margin(6)	3.98%	4.30%
Average interest-earning assets to interest-bearing liabilities	1.19	x	1.16	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended December 31,
	2023	2022

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,601	$1,509
Impact of swap agreements	—	27
Interest on loans, excluding impact of swap agreements	$1,601	$1,482

Interest on money market and NOW deposit accounts	$23	$(25)
Impact of swap agreements	—	(31)
Interest on deposits, excluding impact of swap agreements	$23	$6

Interest on borrowings	$81	$6
Impact of swap agreements	(50)	—
Interest on borrowings, excluding impact of swap agreements	$131	$6
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2023
	Compared to
	Three Months Ended December 31, 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	1	91	92
Securities	(23)	44	21
Other short term investments	(8)	9	1
Total interest-earning assets	(30)	144	114

Interest-bearing liabilities:
Regular savings and club deposits	(6)	2	(4)
Money market and NOW deposits	2	46	48
Certificates of deposit	11	164	175
Total deposits	7	212	219
Federal Home Loan Bank advances and other borrowings	75	—	75
Total interest-bearing liabilities	82	212	294
			—
Change in net interest income	(112)	(68)	(180)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2023, there were $7.0 million in outstanding advances from the Federal Home Loan Bank and we had the ability to borrow $57.4 million. Additionally, at December 31, 2023, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At December 31, 2023, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash used in operating activities was $3.5 million and $40,000 for the three months ended December 31, 2023 and 2022. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $0.8 million and $1.0 million for the three months ended December 31, 2023 and 2022. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $0.3 million for the three months ended December 31, 2023 and was $(9.1) million for the three months ended December 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2023. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of December 31, 2023 or September 30, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At December 31, 2023 and September 30, 2023, Bancorp (on an unconsolidated basis) had liquid assets of $2.7 million and $4.6 million, respectively.

At December 31, 2023 and September 30, 2023, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2023 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	7,069	(255)
+300	7,115	(209)
+200	7,180	(144)
+100	7,244	(80)
Level	7,324	—
-100	7,263	(61)
-200	7,119	(205)
-300	6,868	(456)
-400	6,670	(654)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basic points)

		(Dollars in thousands)
+400	37,475	(15,524)	(29.29)%	24.06%	(4.24)%
+300	41,222	(11,777)	(22.22)%	25.31%	(2.99)%
+200	44,285	(8,714)	(16.44)%	26.10%	(2.20)%
+100	47,523	(5,476)	(10.33)%	26.84%	(1.46)%
—	52,999	—	—	28.30%	—
-100	57,842	4,843	9.14%	29.22%	0.92%
-200	58,707	5,708	10.77%	28.52%	0.22%
-300	56,932	3,933	7.42%	26.87%	(1.43)%
-400	54,123	1,124	2.12%	24.83%	(3.47)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended December 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 26, 2023. As of December 31, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2023, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	February 12, 2024	By:	/s/ Charles C. Van Vleet, Jr.
Charles C. Van Vleet, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2024	By:	/s/ Kimberly A. Adams
Kimberly A. Adams
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)