Form 10-Q
period 2024-03-31
Gouverneur Bancorp, Inc./MD/
filed 2024-05-10
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2024:  1,107,134 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	March 31,	September 30,
	2024	2023
	(unaudited)
Assets:
Cash and due from banks	$8,357	$9,306
Interest-bearing deposits in bank	1,756	1,101
Total cash and cash equivalents	10,113	10,407

Time Deposits in other financial institutions	245	484
Securities available-for-sale, at fair value	47,902	46,624

Loans receivable, net of allowance for credit losses: March 31, 2024: $1,062 and September 30, 2023: $623
net of discount at March 31, 2024: $907 and September 30, 2023: $992	123,722	125,427

Investments in restricted stock, at cost	1,045	1,471
Bank owned life insurance	7,059	6,984
Premises and equipment, net	2,951	3,073
Foreclosed real estate, net	39	101
Core deposit intangible	1,872	2,080
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,520	4,997
Total assets	$203,705	$205,885

Liabilities:
Deposits:
Non-interest-bearing demand	$17,990	$25,052
NOW and money market	55,581	42,625
Savings and club	58,875	66,570
Time certificates	30,321	24,531
Total deposits	162,767	158,778

Advances from the Federal Home Loan Bank	5,000	13,990
Advanced payments from borrowers for taxes and insurance	542	443
Accrued interest payable and other liabilities	3,661	7,566
Total liabilities	171,970	180,777

Shareholders' Equity:
Preferred stock, $.01 par value: March 31, 2024: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: March 31, 2024: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Unearned common stock held by employee stock ownership plan
(unallocated shares March 31, 2024: 53,989: September 30, 2023: 0)	(540)	—
Retained earnings	28,094	28,242
Accumulated other comprehensive loss	(2,317)	(4,123)
Treasury Stock, at cost, (shares March 31, 2024: 0: September 30, 2023: 352,231)	—	(4,070)
Total shareholders' equity	31,735	25,108
Total liabilities and shareholders' equity	$203,705	$205,885

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest income:
Loans, net	$1,630	$1,487	$3,231	$2,969
Net swap income on loan hedge	—	13	—	40
Securities-taxable	348	356	705	693
Securities-non-taxable	150	131	296	276
Other short-term investments	17	31	41	54
Total interest income	2,145	2,018	4,273	4,032

Interest expense:
Deposits	292	67	535	122
Net swap income on deposit hedge	—	(45)	—	(76)
Borrowings – short term and long term	75	47	206	53
Net swap income on borrowing hedge	(30)	—	(80)	—
Total interest expense	337	69	661	99

Net interest income	1,808	1,949	3,612	3,933
Provision for credit losses
Loans	—	47	68	62
Unfunded commitments	—	—	2	—
Net interest income after provision for credit losses	1,808	1,902	3,542	3,871

Non-interest income:
Service charges	75	77	161	169
Realized loss on sales of securities – AFS	—	(319)	—	(661)
Realized gain on swap unwound	—	310	75	654
Earnings on investment in life insurance	38	35	75	70
Earnings on deferred fees plan	33	14	45	41
Unrealized loss on swap agreements	(38)	(387)	(181)	(823)
Earnings on MPF and MAP programs	9	11	20	21
Other non-interest income	79	78	148	158
Total non-interest income (loss), net	196	(181)	343	(371)

Non-interest expenses:
Salaries and employee benefits	880	874	1,743	1,676
Directors fees	90	72	176	143
Earnings on deferred fees plan	33	14	45	41
Building, occupancy and equipment	258	270	497	511
Data processing	120	119	226	228
Postage and supplies	47	36	71	81
Professional fees	192	120	341	226
Intangibles & deposit premium amortization	104	114	208	229
Foreclosed assets, net	5	8	9	31
Other non-interest expense	190	213	383	442
Total non-interest expenses	1,919	1,840	3,699	3,608

Income (loss) before income tax benefit	85	(119)	186	(108)
Income tax benefit	(17)	(72)	(34)	(108)
Net income (loss)	$102	$(47)	$220	$—

Earnings per common share – basic	$0.10	$(0.02)	$0.21	$—
Earnings per common share – diluted	$0.10	$(0.02)	$0.21	$—

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net Income (Loss)	$102	$(47)	$220	$—
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(542)	771	2,224	2,077
Deferred Tax expense (benefit)	(114)	162	467	436
Unrealized holding gain (loss), net of deferred taxes	(428)	609	1,757	1,641

Post-retirement benefit	3	46	62	92
Deferred Tax expense	1	10	13	19
Post-retirement benefit, net of deferred taxes	2	36	49	73

Total other comprehensive income (loss)	(426)	645	1,806	1,714
Total comprehensive income (loss)	$(324)	$598	$2,026	$1,714

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and 2023

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2022 (unaudited)	$24	$5,035	$—	$28,174	$(4,070)	$(3,219)	$25,944
Comprehensive income:
Net loss	—	—	—	(47)	—	—	(47)
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	36	36
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	609	609
Total comprehensive income							598
Cash dividends declared, $0.10 per share				(203)
Balance at March 31, 2023 (unaudited)	$24	$5,035	$—	$27,924	$(4,070)	$(2,574)	$26,339

Balance at December 31, 2023 (unaudited)	$11	$6,487	$(540)	$27,992	$—	$(1,891)	$32,059
Comprehensive income (loss):
Net income	—	—	—	102	—	—	102
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	2	2
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(428)	(428)
Total comprehensive loss							(324)
Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended March 31, 2024 and 2023

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2022	$24	$5,035	$—	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income	—	—	—	—	—	—	—
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	73	73
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,641	1,641
Total comprehensive income							1,714
Cash dividends declared, $0.10 per share	—	—	—	(204)	—	—	(204)
Balance at March 31, 2023 (unaudited)	$24	$5,035	$—	$27,924	$(4,070)	$(2,574)	$26,339

Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	220	—	—	220
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	49	49
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,757	1,757
Total comprehensive income							2,026
Net proceeds from stock offering and holding company conversion	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net Income	$220	$—
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit loss	70	62
Net amortization of deferred fees on loans	37	50
Net amortization of securities premiums and discounts	(332)	(352)
Depreciation	128	111
Net realized losses on securities available for sale	—	661
Net amortization of core deposits intangible	208	231
Loss on subsequent write-downs of REOs	—	23
Net realized losses on sale of foreclosed assets	2	—
ESOP committed to be released	37	—
Earnings on investment in life insurance	(75)	(70)
(Increase) decrease in accrued interest receivable and other assets	(4)	84
Decrease in accrued interest payable and other liabilities	(3,843)	(156)
Net cash (used in) provided by operating activities	(3,552)	644
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities Available for Sale (AFS)	—	4,988
Proceeds from maturities and principal reductions of securities (AFS)	3,784	2,008
Purchases of securities (AFS)	(2,266)	(5,035)
(Purchases) redemptions of FHLB stock	426	(382)
Net decrease in loans receivable	1,257	546
Additions to premises and equipment	(6)	(148)
Proceeds from the sale of foreclosed assets	33	52
Net cash provided by investing activities	3,228	2,029
Cash flows from financing activities:
Net increase (decrease) in deposits	3,989	(18,055)
Net increase (decrease) in short-term borrowings	(8,990)	8,900
Advance payments by borrowers for property taxes and insurance, net	99	71
Net stock offering proceeds	4,932	—
Cash dividends paid to common stock shareholders	—	(204)
Net cash provided by (used in) financing activities	30	(9,288)
Net decrease in cash and cash equivalents	(294)	(6,615)
Cash and cash equivalents – Beginning of Period	10,407	14,344
Cash and cash equivalents – End of Period	$10,113	$7,729
Supplemental disclosures:
Cash paid during the period for interest	$686	$110
Loans receivable transferred to foreclosed assets during the period	—	58
Write-downs on foreclosed assets through the allowance for credit losses on loans	(27)	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of  Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of March 31, 2024 (unaudited) and September 30, 2023 and for the three and six-month periods ended March 31, 2024 and 2023 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

Bancorp is a Maryland corporation that was incorporated in June 2023 to be the successor to Gouverneur Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure.  Cambray Mutual Holding Company (“Cambray”) was the former mutual holding company for the Mid-Tier Holding Company prior to the completion of the second-step conversion.  In conjunction with the second-step conversion, each of Cambray Mutual Holding Company and the Mid-Tier Holding Company merged out of existence and now cease to exist.  The second-step conversion was completed on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan.  As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than Cambray Mutual Holding Company was converted into 0.5334 shares of Bancorp common stock.  As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.5334 exchange ratio, unless otherwise noted.

On September 16, 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), Cape Vincent, New York, a commercial bank with full-service offices in the villages of Cape Vincent, Chaumont and LaFargeville.  At the effective time of the acquisition, CBCV was merged with and into Gouverneur Savings and Loan Association and each CBCV stockholder became entitled to receive $1,056.11 in cash for each share of CBCV common stock that they held at the effective time of the merger.

In conjunction with the acquisition of CBCV in September 2022, the Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s roughly $24,187,000 in municipal deposits and continue to compete for such deposits in the future. GS&L Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. The formation of GS&L Municipal Bank included an initial $2.5 million contribution from the Bank. GS&L Municipal Bank is a New York chartered limited purpose commercial bank organized to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities. The Bank views GS&L Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and six-month periods ended March 31, 2024 and 2023.  The results of operations for the three and six-month periods ended March 31, 2024 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2023 was derived from the Company’s audited consolidated financial statements for the year ended September 30, 2023.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income

(loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2023, including the notes thereto.  Certain amounts for the three-month and six-month periods ended March 31, 2023 were reclassified to conform to the presentation of March 31, 2024.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At March 31, 2024, GS&L Municipal Bank held $27.6 million of the Bank’s $47.9 million investment securities portfolio and $25.6 million of the Bank’s deposits.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended September 30, 2023 and are contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. There have been no significant changes to the application of significant accounting policies since September 30, 2023, except for the following:

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $436,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $29,000, which is recorded within Other Liabilities on the accompanying statements of financial condition. The Company recorded a net decrease to retained earnings of $368,000 as of October 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after October 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated (“PCD”) assets that were previously classified as PCI under ASC 310-30. The Company did not have any PCD assets that were previously classified as purchased credit impaired. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on PCD assets was not deemed material.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to October 1, 2023. As of March 31, 2024, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

Recently Issued Accounting Standards

On October 1, 2023, the Company adopted ASU 2019-12, Income Taxes Topic 740. This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU were effective for the Company for the fiscal year beginning October 1, 2023 and there was no impact to the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment are in scope of Topic 848. ASU 2021-01 expands the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires dedesignation. The Company has signed an amended agreement with Federal Home Loan Bank of New York for the transition to SOFR which began July 1, 2023

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $277,000 at March 31, 2024 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $376,000 at March 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses on loans is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

The segments using a remaining life methodology are as follows:

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated statements of financial condition.

Revenue Recognition

The majority of the Company’s revenue stream is generated from interest income on loans which are outside the scope of “Revenue from Contracts with Customers” (Topic 606).

The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income on the accompanying statements of earnings. Below is a summary of the revenue streams that fall within the scope of Topic 606.

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

Gains and losses on sales of other real estate (“OREO”) – The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and six-month periods ending March 31, 2024 and 2023 (In thousands, except per share data) (unaudited).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Basic earnings per share:	2024	2023	2024	2023
Net income (loss)	$102	$(47)	$220	$—
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,053	2,031	1,052	2,031
Basic and diluted earnings per common share	$0.10	$(0.02)	$0.21	$—

There were no dilutive or antidilutive shares at March 31, 2024 or 2023.

Note 4:  Comprehensive Income (Loss)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss at March 31, 2024 (unaudited) and September 30, 2023:

	March 31,	September 30,
	2024	2023

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss for Other Postretirement Obligations	$(264)	$(326)
Tax Effect	55	69
Net Unrealized Loss for Other Postretirement Obligations	(209)	(257)

Unrealized Loss on Available-for-Sale Securities, net	(2,669)	(4,890)
Tax Effect	561	1,024
Net Unrealized Loss on Available-for-Sale Securities	(2,108)	(3,866)

Total Comprehensive Loss	$(2,317)	$(4,123)

Note 5:  Investment Securities

The amortized cost of debt securities and their approximate fair value at March 31, 2024 (unaudited) is represented in the table below:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,313	$—	$(47)	$—	$2,266
U.S. Government Agencies	11,681	—	(156)	—	11,525
Mortgaged-Backed Securities	9,076	1	(490)	—	8,587
Municipal Securities	25,332	124	(2,070)	—	23,386
SBA Securities	2,168	4	(34)	—	2,138
	$50,570	$129	$(2,797)	$—	$47,902

The amortized cost of debt securities and their approximate fair value at September 30, 2023 is represented in the table below.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,766	$—	$(86)	$—	$3,680
U.S. Government Agencies	12,025	—	(363)	—	11,662
Mortgaged-Backed Securities	8,726	1	(812)	—	7,915
Municipal Securities	24,571	2	(3,578)	—	20,995
SBA Securities	2,426	—	(54)	—	2,372
	$51,514	$3	$(4,893)	$—	$46,624

The amortized cost and fair value of debt securities, by contractual maturity, at March 31, 2024 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,983	$4,969
Due After One Year Through Five Years	12,968	12,842
Due After Five Years Through Ten Years	5,657	5,437
Due After Ten Years	15,718	13,929
	39,326	37,177
Mortgage-Backed & SBA Securities with no set maturitiy	11,244	10,725
	$50,570	$47,902

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2023 is as shown below.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$6,585	$6,548
Due After One Year Through Five Years	13,789	13,474
Due After Five Years Through Ten Years	4,437	4,127
Due After Ten Years	15,551	12,188
	40,362	36,337
Mortgage-Backed & SBA Securities with no set maturitiy	11,152	10,287
	$51,514	$46,624

The realized gains and losses from the sale of available-for-sale investments for the three and six-month periods ending March 31, 2024 and 2023 (unaudited) is as shown in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(unaudited)
	(In Thousands)
Proceeds	$—	$3,324	$—	$4,988
Cost	—	(3,643)	—	(5,649)
Net Realized Gains (Losses)	$—	$(319)	$—	$(661)
Gross Realized Gains	$—	$2	$—	$—
Gross Realized Losses	—	(321)	—	(661)
Net Realized Gains (Losses)	$—	$(319)	$—	$(661)

Information pertaining to securities with gross unrealized losses at March 31, 2024 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
March 31, 2024
Securities Available-for-Sale:
US Treasuries & Agencies	$9	$597	$194	$13,194	$203	$13,791
Mortgage-backed & SBA Securities	64	3,066	460	7,112	524	10,178
Municipal Securities	25	2,593	2,045	10,183	2,070	12,776
	$98	$6,256	$2,699	$30,489	$2,797	$36,745

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 25 and 106 securities in an unrealized loss position of less than twelve months at March 31, 2024 and September 30, 2023, respectively, which included 10 and 74 securities acquired from Citizens Bank of Cape Vincent in September 2022, and 112 and 76 securities in an unrealized loss position of 12 months or more at March 31, 2024 and September 30, 2023, respectively. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at March 31, 2024, and the Company does not consider these investments to be other-than temporarily impaired at September 30, 2023.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at March 31, 2024 (unaudited) are as shown in the table below:

As of March 31, 2024

Total Loans
(unaudited)
(In Thousands)
Real Estate Mortgages
Residential	$102,956
Commercial	10,948
Construction	2,455
Home Equity	1,624
Other Loans:
Commercial Non-Mortgage	1,534
Automobile	2,903
Passbook	410
Consumer	2,446
Total Loans	125,276
Net Deferred Loan Costs	415
Net Discounts on Acquired Loans	(907)
Allowance for Credit Losses	(1,062)
Loans Receivable, Net	$123,722

The components of loans receivable at September 30, 2023 are as shown in the table below:

	Year Ended September 30,
	2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$74,918	$27,333	$102,251
Commercial	7,647	3,843	11,490
Construction	2,265	—	2,265
Home Equity	2,552	411	2,963
Other Loans:
Commercial Non-Mortgage	1,046	455	1,501
Automobile	2,793	234	3,027
Passbook	43	224	267
Consumer	2,175	666	2,841
Total Loans	93,439	33,166	126,605
Net Deferred Loan Costs	437	—	437
Net Discounts on Acquired Loans	—	(992)	(992)
Allowance for Loan Losses	(623)	—	(623)
Loans Receivable, Net	$93,253	$32,174	$125,427

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown in the table below at March 31, 2024 (unaudited) and September 30, 2023:

	March 31, 2024	September 30, 2023
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$30,521	$33,166
Carrying Amount	$29,614	$32,174
Total Acquired Loans
Outstanding Principal Balance	$30,521	$33,166
Carrying Amount	$29,614	$32,174

The Company had not acquired any loans with deteriorated credit quality as of March 31, 2024 and September 30, 2023. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years. This loan was restructured in the fourth quarter of fiscal 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhances the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. The loan remains in non-accrual. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. This loan has a fair value adjustment as a result of purchase price accounting of $103,000 at March 31, 2024.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At March 31, 2024 and September 30, 2023, the total outstanding principal balance on serviced loans was $11.9 million and $12.4 million, respectively.  Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and six-months ended March 31, 2024 and 2023 (unaudited) and the year ended September 30, 2023.

Allowance for loan losses and recorded investment in loans for the six months ended March 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(8)	(71)
Recoveries	1	—	—	—	5	6
Transfer	3	(10)	1	—	6	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$802	$150	$32	$—	$78	$1,062
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$802	$150	$32	$—	$78	$1,062
Loans Receivable:
Ending Balance	$107,035	$10,948	$1,522	$12	$5,759	$125,276
Ending Balance: Individually
Evaluated	$—	$693	$—	$—	$—	$693
Ending Balance: Collectively
Evaluated	$107,035	$10,255	$1,522	$12	$5,759	$124,583

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$799	$157	$28	$—	$77	$1,061
Charge-offs	(1)	—	—	—	(2)	(3)
Recoveries	1	—	—	—	3	4
Transfer	3	(7)	4	—	—	—
Provisions	—	—	—	—	—	—
Ending Balance	$802	$150	$32	$—	$78	$1,062
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$802	$150	$32	$—	$78	$1,062

Allowance for loan losses and recorded investment in loans for the six months ended March 31, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$548	$55	$4	$—	$14	$621
Charge-offs	—	—	—	—	(10)	(10)
Recoveries	1	—	—	—	1	2
Transfer	(13)	1	—	—	12	—
Provisions	62	—	—	—	—	62
Ending Balance	$598	$56	$4	$—	$17	$675
Ending Balance: Individually
Evaluated	$107	$—	$—	$—	$—	$107
Ending Balance: Collectively
Evaluated	$491	$56	$4	$—	$17	$568

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$561	$55	$4	$1	$13	$634
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	—
Transfer	(10)	1	—	(1)	10	—
Provisions	47	—	—	—	—	47
Ending Balance	$598	$56	$4	$—	$17	$675
Ending Balance: Individually
Evaluated	$107	$—	$—	$—	$—	$107
Ending Balance: Collectively
Evaluated	$491	$56	$4	$—	$17	$568

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Loans Receivable:
Ending Balance	$107,479	$11,490	$1,501	$—	$6,135	$126,605
Less: Acquired Loans	27,744	3,843	455	—	1,124	33,166
Ending Balance: Individually
Evaluated	$—	$298	$—	$—	$—	$298
Ending Balance: Collectively
Evaluated	$79,735	$7,349	$1,046	$—	$5,011	$93,141

The following table presents performing and nonperforming real estate loans based on payment activity as of March 31, 2024 and September 30, 2023. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Prior to October 1, 2023, nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31,	As of September 30,
	2024	2023
	(unaudited)
	(In Thousands)
Performing	$116,789	$118,269
Nonperforming	1,194	700
Total	$117,983	$118,969

Credit quality indicators as of March 31, 2024 and September 30, 2023 are as follows:

Internally assigned grade as a subsection of the “Pass” (ratings 1 – 4) credit risk profile:

1 — Good

Loans in this category are to an individual or a well-established business in excellent financial condition with strong liquidity and a history of consistently high levels of earnings and cash flow and debt service capacity. Supported by high quality financial statements (including recent statements and sufficient historical fiscal statements), borrower has excellent repayment history and possesses a documented source of repayment. Industry conditions are favorable and business borrower’s management is well qualified with sufficient debt.  Borrower and/or key personnel exhibit unquestionable character. Good loans may be characterized by high quality liquid collateral and very strong personal guarantors.

2 — Satisfactory

Loans in this category are to borrowers with many of the same qualities as a good loan, however, certain characteristics are not as strong (i.e. cyclical nature of earnings, lower quality financial statements, less liquid collateral, less favorable industry trends, etc.). Borrower still has good credit, will exhibit financial strength, excellent repayment history, and good present and future earnings potential. The primary source of repayment is readily apparent with strong secondary sources of repayment available. Management is capable, with sufficient depth, and character of borrower is well established.

3 — Acceptable

Loans in this category are to borrowers of average strength with acceptable financial condition (businesses fall within acceptable tolerances of other similar companies represented in the RMA annual statement studies), with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt. Business borrower’s management is capable and reliable. Borrower has satisfactory repayment history, and primary and secondary sources of repayment can be clearly identified. Acceptable loans may exhibit some deficiency or vulnerability to changing economic or industry conditions.

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

5 — Special Mention

Loans in this category are usually made to well-established businesses with local operations. Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The special mention category is not to be used as a means of avoiding a clear decision to classify a loan or pass it without criticism. Neither should it include loans listed merely “for the record” when uncertainties and complexities, perhaps coupled with large size, create some reservations about the loan. If weaknesses or evidence of imprudent handling cannot be identified, inclusion of such loans in Special Mention is not justified. Special mention loans have characteristics which corrective management action would remedy. Loans in this category should remain for a relatively short period of time.

6 — Substandard

Loans classified as substandard are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any. Loans in this category have well-defined weaknesses that jeopardize the repayment. Loans which might be included in the category have potential for problems due to weakening economic or market conditions. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where the character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of the substandard assets, does not have to exist in individual assets classified as substandard.

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of March 31, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,411	$—	$—	$—	$105,411
Home Equity	1,624	—	—	—	1,624
Commercial	10,096	159	693	—	10,948
Total Mortgage Loans on Real Estate	117,131	159	693	—	117,983
Commercial	1,510	24	—	—	1,534
Consumer	5,759	—	—	—	5,759
Total Loans	$124,400	$183	$693	$—	$125,276

Credit risk profile for originated loans held in portfolio by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$77,183	$—	$—	$—	$77,183
Home Equity	2,552	—	—	—	2,552
Commercial	7,349	—	298	—	7,647
Total Mortgage Loans on Real Estate	87,084	—	298	—	87,382
Commercial	1,046	—	—	—	1,046
Consumer	5,011	—	—	—	5,011
Total Loans	$93,141	$—	$298	$—	$93,439

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$27,333	$—	$—	$—	$27,333
Home Equity	411	—	—	—	411
Commercial	3,231	210	402	—	3,843
Total Mortgage Loans on Real Estate	30,975	210	402	—	31,587
Commercial	423	32	—	—	455
Consumer	1,124	—	—	—	1,124
Total Loans	$32,522	$242	$402	$—	$33,166

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of March 31, 2024 and September 30, 2023. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of March 31, 2024 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$836	$204	$239	$1,279	$105,756	$107,035	$—
Commercial Mortgage	198	—	30	228	10,720	10,948	—
Commercial	—	—	—	—	1,534	1,534	—
Consumer	42	15	9	66	5,693	5,759	—
Total Loans	$1,076	$219	$278	$1,573	$123,703	$125,276	$—

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

There were no loans made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2024.

Impaired Loans

There were no recorded investment balances for impaired financing receivables at September 30, 2023.

Troubled Debt Restructurings (“TDR”)

There were two new loans modified as TDR during the fiscal year ended September 30, 2023. The Company acquired a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fourth quarter of fiscal 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The other loan modified as a TDR during fiscal year 2023 was a one-to-four-family adjustable-rate residential loan with a pre-modified balance of $11,000 and a 7.25% interest rate. Proceeds paid off current principal, taxes and closing costs when this loan modified into a fixed-rate one-to-four-family residential loan with a balance of $16,000 and a 6.50% interest rate. The maturity date of September 2023 was extended to October 2028 under the new terms. There were no TDRs in payment default that were previously classified as a TDR in the previous twelve months. At September 30, 2023 there were no commitments to lend additional funds to any borrower whose loan terms had been modified in a troubled debt restructuring.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024:

	Term Loans by Fiscal Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total

Real Estate - Residential
Pass	$4,220	$11,511	$15,446	$18,256	$9,402	$46,576	$1,624	$107,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$4,220	$11,511	$15,446	$18,256	$9,402	$46,576	$1,624	$107,035

Current period gross write-offs	$63	$—	$—	$—	$—	$—	$—	$63

Real Estate - Commercial
Pass	$290	$2,212	$596	$2,359	$1,938	$2,701	$—	$10,096
Special Mention	—	—	—	—	—	159	—	159
Substandard	—	429	—	197	67	—	—	693
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$290	$2,641	$596	$2,556	$2,005	$2,860	$—	$10,948

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$219	$420	$100	$204	$303	$252	$—	$1,498
Special Mention	—	—	—	—	—	24	—	24
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$219	$420	$100	$204	$303	$276	$—	$1,522

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$1	$—	$—	$—	$—	$11	$—	$12
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$1	$—	$—	$—	$—	$11	$—	$12

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,044	$2,235	$1,212	$664	$309	$295	$—	$5,759
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$1,044	$2,235	$1,212	$664	$309	$295	$—	$5,759

Current period gross write-offs	$8	$—	$—	$—	$—	$—	$—	$8

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	March 31, 2024			September 30, 2023
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(in thousands)	with No Allowance	with an Allowance	Loans	Nonaccrual Loans
Real Estate - Residential	$—	$651	$651	$153
Real Estate - Commercial	—	465	465	468
Commercial - Secured	—	30	30	—
Commercial - Unsecured	—	—	—	—
Consumer	—	9	9	9
Total Loans	$—	$1,155	$1,155	$630

The Company recognized no interest income on nonaccrual loans during the three and six months ended March 31, 2024 or 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the six months ended March 31, 2024:

For the Six Months
Ended March 31, 2024
(in thousands)
Real Estate - Residential	$18
Real Estate - Commercial	18
Commercial - Secured	1
Commercial - Unsecured	—
Consumer	—
Total Loans	$37

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of March 31, 2024 (unaudited) and September 30, 2023, intangible assets consisted of $1.9 million and $2.1 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on September 30 or more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at March 31, 2024 (unaudited) and September 30, 2023 are summarized as follows:

	Six Months Ended March 31,			Year ended September 30,
	2024			2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	670	1,872	2,542	462	2,080
	$6,779	$670	$6,109	$6,779	$462	$6,317

No impairments of goodwill were recognized for the fiscal year ended September 30, 2023. Amortization expense for other intangible assets was $208,000 and $462,000 for the six months ending March 31, 2024 and the fiscal year ended September 30, 2023, respectively, as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years as summarized below:

Fiscal Year Ended
September 30,
(in thousands)
2024	$416
2025	370
2026	323
2027	277
2028	231
$1,617

NOTE 8: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

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

A summary of financial instrument commitments at March 31, 2024 (unaudited) and September 30, 2023 is shown below.

	March 31,	September 30,
	2024	2023
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$929	$1,089
Unfunded Commitments Under Lines of Credit	$5,827	$6,022

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $176,000 as of March 31, 2024 and September 30, 2023.

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

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $31,000 at March 31, 2024 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, December 31, 2023	$31
Provision for unfunded commitments	—
Balance, March 31, 2024	$31

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended March 31, 2024.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, September 30, 2023	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	29
Provision for unfunded commitments	2
Balance, March 31, 2024	$31

NOTE 9: REGULATORY CAPITAL REQUIREMENTS

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

The capital conservation buffer at March 31, 2024 and September 30, 2023 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of March 31, 2024 and September 30, 2023, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of March 31, 2024 and September 30, 2023, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$26,191	23.7	≥	$8,826	≥	8.0	≥	$11,033	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,098	22.7	≥	6,620	≥	6.0	≥	8,826	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,098	22.7	≥	4,965	≥	4.5	≥	7,171	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,098	12.5	≥	8,024	≥	4.0	≥	10,031	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,191	15.7	≥	7,723	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$21,906	19.4	≥	$9,020	≥	8.0	≥	$11,275	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	21,283	18.9	≥	6,765	≥	6.0	≥	9,019	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	21,283	18.9	≥	5,074	≥	4.5	≥	7,329	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	21,283	10.6	≥	8,022	≥	4.0	≥	10,027	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	21,906	11.4	≥	7,892	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$13,494	120.4	≥	$896	≥	8.0	≥	$1,120	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,494	120.4	≥	672	≥	6.0	≥	896	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,494	120.4	≥	504	≥	4.5	≥	728	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,494	39.8	≥	1,357	≥	4.0	≥	1,697	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,494	112.4	≥	784	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$13,053	245.8	≥	$425	≥	8.0	≥	$531	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,053	245.8	≥	319	≥	6.0	≥	425	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,053	245.8	≥	239	≥	4.5	≥	345	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,053	37.4	≥	1,394	≥	4.0	≥	1,743	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,053	237.8	≥	372	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) received full dividends paid by the Company on shares owned in fiscal year 2023. The total cumulative dividends waived by Cambray was $6,384,000 as of September 30, 2023. The dividends waived by Cambray were considered a restriction on the retained earnings of the Company.

NOTE 11: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest loss for the six months ended March 31, 2024 and 2023 were $181,000 and $823,000, respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

On December 9, 2022, the Company unwound two off-balance sheet swaps, with $6.0 million in notional value, for a realized gain of approximately $343,000. On December 14, 2022, the Company sold four investments totaling $2.0 million for a total loss of approximately $342,000, which closely matched the realized gain on the unwound swaps, and $2.0 million was reinvested into two new securities.

On February 14, 2023, the Company unwound two off-balance sheet swaps, with $5.0 million in notional value, for a realized gain of approximately $310,000. On February 14, 2023, the Company sold ten underperforming investments totaling $3.65 million for a total loss of approximately $318,000, which closely matched the realized gain on the unwound swaps, and $3.09 million was reinvested into three new securities.

On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000.

Information about interest rate swap agreements at March 31, 2024 (unaudited) and September 30, 2023 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
March 31, 2024 (unaudited)
Interest Rate Swaps on Mortgage Loans	$—	—%	—%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.60%	$68

September 30, 2023
Interest Rate Swaps on Mortgage Loans	$—	—%	—%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$250

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of March 31, 2024 (unaudited) and September 30, 2023:

	As of March 31,	As of September 30,
	2024	2023
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$68	$250

The notional amount of interest rate swap agreements entered into, that were outstanding at March 31, 2024 (unaudited) and September 30, 2023, mature as follows for the years ended September 30:

	March 31,	September 30,
	2024	2023
	(unaudited)
	(in thousands)
2024	$—	$—
2025	3,000	4,500
2026	—	1,000
	$3,000	$5,500

NOTE 12: FAIR VALUE MEASUREMENTS

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

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2024 (unaudited) and September 30, 2023 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
March 31, 2024 (unaudited)

U.S. Government Treasuries	$2,266	$—	$2,266	$—
U.S. Government Agencies	11,525	—	11,525	—
Mortgaged-Backed Securities	8,587	—	8,587	—
Municipal Securities	23,386	—	23,386	—
SBA Securities	2,138	—	2,138	—
Available-for-Sale Securities	$47,902	$—	$47,902	$—

Interest Rate Swap Derivative	$68	$—	$68	$—

September 30, 2023

U.S. Government Treasuries	$3,680	$—	$3,680	$—
U.S. Government Agencies	11,662	—	11,662	—
Mortgaged-Backed Securities	7,915	—	7,915	—
Municipal Securities	20,995	—	20,995	—
SBA Securities	2,372	—	2,372	—
Available-for-Sale Securities	$46,624	$—	$46,624	$—

Interest Rate Swap Derivative	$250	$—	$250	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2024 (unaudited) and September 30, 2023  are shown in the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
March 31, 2024 (unaudited)
Foreclosed Real Estate, Net	$39	$—	$—	$39

September 30, 2023
Foreclosed Real Estate, Net	$101	$—	$—	$101

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at March 31, 2024 (unaudited) and at September 30, 2023.

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

The estimated fair values of financial instruments at March 31, 2024 (unaudited) and at September 30, 2023 are as follows:

	March 31, 2024
	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$8,357	$8,357
Interest bearing deposits with banks	1,756	1,756
Time deposits in other financial institutions	245	245
Available for sale debt securities	47,902	47,902
Acquired loans	29,614	29,614
Portfolio loans, net of deferred fees	94,108	78,137
Investment in restricted stock	1,045	1,045
Accrued interest receivable	679	679
Interest rate swap derivative	68	68
Financial Liabilities
Deposits	$162,767	$121,591
Accrued interest payable	13	13

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

Cash and due from banks — Due to their short-term nature, the carrying amount of cash and due from banks approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Interest bearing deposits with banks — Due to their short-term nature, the carrying amount of interest- bearing deposits in other financial institutions approximates fair value and is categorized in Level 1 of the fair value hierarchy.

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

Investments in restricted stock — No secondary market exists for FHLB or Atlantic Community Bankers Bank stock. The stock is bought and sold at par and management believes the carrying amount approximates fair value and is categorized in Level 2 of the fair value hierarchy.

Accrued interest receivable — Due to their short-term nature, the carrying amount approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Deposits — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, is estimated using discounted cash flows applying short-term interest rates currently offered on FHLB advances. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits. Deposits are categorized in Level 2 of the fair value hierarchy.

Accrued interest payable — Due to their short-term nature, the carrying amount approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Interest Rate Swap Derivative — Fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

NOTE 13: LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose maturity date was November 2023, at which point, it automatically renewed for a three-year term at the end of that renewal. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026.

All of the Company’s leases are classified as operating leases. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

The Company’s real estate lease agreements include an option to renew at the Company’s discretion, which is included in the maturity schedule below. Future maturities of lease liabilities with initial or remaining terms of one year or more as of March 31, 2024 are as follows:

(unaudited)
2024	$11,000
2025	21,000
2026	14,000
2027	13,000
2028	13,000
$72,000

Lease expense for the branch office amounted to $8,000 for the six months ended March 31, 2024. Lease expense for the equipment was approximately $3,000 for the six months ended March 31, 2024. The following tables present information about the Company’s leases as of and for the three and six months ended March 31, 2024:

Operating lease right of use assets	$55,000
Operating lease liability	$55,000
Weighted average remaining lease term, in years:	4.09
For the three months ended March 31, 2024:
Operating lease expense:	$6,000
Short-term lease expense:	—
Total lease expense:	$6,000
Cash paid for amounts included in measurement of lease liabilities:	$6,000
For the six months ended March 31, 2024:
Operating lease expense:	$11,000
Short-term lease expense:	—
Total lease expense:	$11,000
Cash paid for amounts included in measurement of lease liabilities:	$11,000

NOTE 14: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of March 31, 2024 (unaudited) and September 30, 2023

	March 31, 2024	September 30, 2023
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$2,431	$19
Interest bearing deposits with banks	153	4,575
Total Cash and Cash Equivalents	2,584	4,594

ESOP loan receivable	522	—

Accrued interest receivable and other assets	115	11
Investment in subsidiary	29,246	23,865

Total Assets	$32,467	$28,470

Liabilities and Stockholders' Equity
Accrued interest payable and other liabilities	$732	$3,362

Total Liabilities	732	3,362

Stockholders' Equity
Preferred stock, $.01 par value: March 31, 2024: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: March 31, 2024: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Retained earnings	28,094	28,242
Treasury Stock, at cost, (shares March 31, 2024: 0: September 30, 2023: 352,231)	—	(4,070)
Accumulated other comprehensive loss	(2,317)	(4,123)
Unearned common stock held by employee stock ownership plan	(540)	—
Total Stockholders' Equity	31,735	25,108

Total Liabilities and Stockholders' Equity	$32,467	$28,470

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Six Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$8	$—

Total Interest Income	—	—	8	—

Net Interest Income	—	—	8	—

Non-interest Income:
Dividend Income	—	—	—	203
Earnings (loss) on deferred fees plan	17	—	11	—
Earnings (losses) from subsidiaries	206	(13)	385	46

Total Non-interest Income (Loss)	223	(13)	396	249

Non-interest Expenses:
Directors' fees	22	—	36	—
Earnings (losses) on deferred fees plan	17	—	11	—
Professional fees	29	7	63	7
Other non-interest expenses	53	27	74	38

Total Non-interest Expenses	121	34	184	45

Income (Loss) before Income Tax Expense	102	(47)	220	204

Income Tax Expense	—	—	—	—

Net Income (Loss)	$102	$(47)	$220	$204

Basic and Diluted Earnings Per Share	$0.10	$(0.02)	$0.21	$—

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Six Months Ended March 31,
	2024	2023

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$220	$204
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(385)	(46)
ESOP committed to be released	37	—
Change in other Assets	(3,662)	245
Change in other Liabilities	(2,630)	(252)

Net Cash (Used in) Provided by Operating Activities	(6,420)	151

Cash Flows from Investing Activities:
ESOP loan issued	(578)	—
Net decrease in loans receivable	56	—

Net Cash Used in Investing Activities	(522)	—

Cash Flows from Financing Activities:
Net stock offering proceeds	4,932	—
Cash dividends paid	—	(204)

Net Cash Provided by (Used in) Financing Activities	4,932	(204)

Net Decrease in Cash and Cash Equivalents	(2,010)	(53)

Cash and Cash Equivalents - Beginning of Period	4,594	107

Cash and Cash Equivalents - End of Period	$2,584	$54

NOTE 15: SUBSEQUENT EVENT

On April 19, 2024, the Bank filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a New York chartered stock savings and loan association to a national banking association.  In connection with the charter conversion application, the Company will also file an application with the Federal Reserve Bank of New York to convert from a savings and loan holding company to a bank holding company.  The charter conversion remains subject to regulatory approval by the OCC and the Federal Reserve, and no timeline has been established for the completion of the conversion.  If the charter conversion is ultimately approved by the OCC and the Federal Reserve, the Company currently intends to file an application to merge GS&L Municipal Bank with and into the Bank following the completion of the charter conversion.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise; (ii) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (iii) our ability to access cost-effective funding; (iv) fluctuations in real estate values and both residential and commercial real estate market conditions; (v) demand for loans and deposits in our market area; (vi) deposit outflows and our ability to successfully manage liquidity; (vii) our ability to implement and change our business strategies; (viii) competition among depository and other financial institutions; (ix) inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make; (x) adverse changes in the securities or secondary mortgage markets; (xi) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums; (xii) changes in the quality or composition of our loan or investment portfolios; (xiii) technological changes that may be more difficult or expensive than expected; (xiv) the inability of third-party providers to perform as expected; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) our ability to enter new markets successfully and to capitalize on growth opportunities; (xvii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, including those recently acquired from Citizens Bank of Cape Vincent, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xviii) our ability to receive all required regulatory approvals necessary for the Bank to convert from a New York chartered stock savings and loan association to a national banking association, and for the currently contemplated subsequent merger of GS&L Municipal Bank with and into the Bank; (xix) changes in consumer spending, borrowing and savings habits; (xx)  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; (xxi) our ability to attract and retain key employees; and (xxii) changes in financial condition, results of operations or future prospects of issuers of securities that we own.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and six months ended March 31, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.2 million as of March 31, 2024 in non-performing assets consisting of non-performing loans and one property held in other real estate owned. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Comparison of Financial Condition at March 31, 2024 and September 30, 2023

Total assets decreased by $2.2 million, or 1.06%, to $203.7 million at March 31, 2024 from $205.9 million at September 30, 2023. The decrease in assets was primarily due to decreases in acquired loans of $2.6 million and cash and due from banks of $949,000, partially offset by an increase in originated loans of $1.3 million and an increase in securities available for sale of $1.3 million.

Cash and cash equivalents decreased by $294,000, or 2.83%, to $10.1 million at March 31, 2024 from $10.4 million at September 30, 2023. The decrease in cash and cash equivalents can be primarily attributed to a repayment of Federal Home Loan Bank borrowings of $8.9 million, partially offset by an increase in deposits of $4.0 million and the funding of loans.

Loans receivable, net of the allowance for credit losses, decreased by $1.7 million, or 1.36%, to $123.7 million at March 31, 2024 from $125.4 million at September 30, 2023. The decrease in loans receivable, net of the allowance for credit losses, was primarily due to a decrease in net loans acquired from Citizens Bank of Cape Vincent of $2.6 million and the transition adjustment of the adoption of CECL, which resulted in an increase in the allowance for credit losses on loans of $436,000, partially offset by an increase in newly originated loans of $1.3 million.

Securities available for sale increased by $1.3 million, or 2.74%, to $47.9 million at March 31, 2024 from $46.6 million at September 30, 2023. The increase was primarily due to an increase in the market value on the portfolio, partially offset by principal paydowns and maturities.

Foreclosed real estate decreased to $39,000 at March 31, 2024 from $101,000 at September 30, 2023 due to the write-down and sale of a foreclosed property.

Total deposits increased by $4.0 million, or 2.51%, to $162.8 million at March 31, 2024 from $158.8 million at September 30, 2023. The increase in deposits can primarily be attributed to a $5.8 million increase in time deposits, partially offset by a $1.8 million decrease in non-maturing deposits. The increase in time deposits can primarily be attributed to an increase in offering rates as market and competitor rates have increased. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $42.9 million at March 31, 2024 and $42.3 million at September 30, 2023. Municipal deposits held at GS&L Municipal Bank accounted for approximately $23.4 million and $17.5 million of the uninsured deposits at March 31, 2024 and September 30, 2023, respectively. At March 31, 2024, we had $57.1 million in available liquidity with the Federal Home Loan Bank of New York and $10.1 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased to $5.0 million at March 31, 2024 from $14.0 million at September 30, 2023. The decrease in advances was primarily due to principal maturities, increase in total deposits and increase in the Bank’s internal accounts from the net stock offering proceeds.

Shareholders’ equity increased by $6.6 million, or 26.39%, to $31.7 million at March 31, 2024 from $25.1 million at September 30, 2023. The increase in shareholders’ equity was primarily a result of the completion of the second-step conversion on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. There was also a $1.8 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Financial Highlights

Net income for the three months ended March 31, 2024 was $102,000 compared to a net loss of $(47,000) for the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 was higher than the three months ended March 31, 2023 primarily due to a $349,000 increase in the unrealized loss on interest rate swap agreements as of March 31, 2024. The Company also recognized $319,000 in realized losses on sales of securities which closely matched the realized gain of $310,000 on swaps unwound for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2024 was $337,000 compared to $69,000 for the three months ended March 31, 2023. Interest expense was higher for the three months ended March 31, 2024 primarily due to a $270,000 increase in interest expense on deposits.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended March 31, 2024, as compared to $1.9 million for the three months ended March 31, 2023. The decrease in net interest income of $141,000, or 7.23%, was primarily due to an increase in deposit interest expense of $270,000 and an increase in borrowing interest expense of $28,000, partially offset by an increase in interest income on loans of $143,000 and $30,000 of income earned on the swap agreements hedged against borrowings.

Interest income increased by $127,000, or 6.29%, for the three months ended March 31, 2024 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $268,000, or 388.41%, due to the increase in interest expense on deposits and Federal Home Loan Bank borrowings offset by the income earned on swap agreements hedged against certain borrowings.

Net interest margin decreased by 28 basis points, to 4.06% compared to 4.34% for the three months ended March 31, 2024 driven primarily by an increase in interest bearing liability costs resulting from the increase in market rates over the prior year.

Provision for Credit Losses

Management recorded no credit loss provisions for the three months ended March 31, 2024 and loan loss provisions of $47,000 on loans for the three months ended March 31, 2023. Based on a review of the loans that were in the loan portfolio at March 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.2 million and $700,000 at March 31, 2024 and September 30, 2023, respectively. At March 31, 2024, non-performing loans consisted primarily of residential and commercial mortgage loans with the increase attributed to seasonal fluctuations. Non-performing loans included troubled debt restructurings of $435,000 at September 30, 2023.

Non-Interest Income

The following table sets forth a summary of non-interest income (loss) for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$75	$77	$(2)	2.60%
Realized loss on sales of securities - AFS	—	(319)	319	100.00%
Realized gain on swap unwound	—	310	(310)	100.00%
Earnings on investment in life insurance	38	35	3	8.57%
Earnings on deferred fees plan	33	14	19	135.71%
Unrealized loss on swap agreement	(38)	(387)	349	90.18%
Earnings on MPF & MAP programs	9	11	(2)	18.18%
Other non-interest income	79	78	1	1.28%
Total non-interest income (loss), net	$196	$(181)	377

The increase in total non-interest income was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long term bond rates and projected short-term rates. The unrealized loss on swap agreements was $38,000 at March 31, 2024 compared to an unrealized loss of $387,000 at March 31, 2023. For the three months ended March 31, 2023, the Company unwound two off-balance sheet swaps for a realized gain of $310,000 and sold ten investments for a loss of $319,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$880	$874	$6	0.69%
Directors fees	90	72	18	25.00%
Earnings on deferred fees plan	33	14	19	135.71%
Building, occupancy and equipment	258	270	(12)	4.44%
Data processing	120	119	1	0.84%
Postage and supplies	47	36	11	30.56%
Professional fees	192	120	72	60.00%
Foreclosed assets, net	5	8	(3)	37.50%
Intangibles & deposit premium expense	104	114	(10)	8.77%
Other non-interest expense	190	213	(23)	10.80%
Total non-interest expense	$1,919	$1,840	$79

The increase in total noninterest expense included a $72,000 increase in professional fees for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to ongoing professional services resulting from the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024, and expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded income tax benefit of $17,000 for the three months ended March 31, 2024 and income tax benefit of $72,000 for the three months ended March 31, 2023. The decrease in income tax benefit resulted from an increase in pre-tax book income. The Company’s effective income tax rates were (20.00)% and 60.50% for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

Financial Highlights

Net income for the six months ended March 31, 2024 was $220,000 compared to $0 for the six months ended March 31, 2023. Net income for the six months ended March 31, 2024 was higher than the six months ended March 31, 2023 primarily due to a $642,000 increase in the unrealized loss on interest rate swap agreements as of March 31, 2024. The Company also recognized $661,000 in realized losses on sales of securities which closely matched the realized gain of $654,000 on swaps unwound for the six months ended March 31, 2023. Interest expense for the six months ended March 31, 2024 was $661,000 compared to $99,000 for the six months ended March 31, 2023. Interest expense was higher for the six months ended March 31, 2024 primarily due to a $489,000 increase in interest expense on deposits.

Net Interest Income

Net interest income totaled $3.6 million for the six months ended March 31, 2024, as compared to $3.9 million for the six months ended March 31, 2023. The decrease in net interest income of $321,000, or 8.16%, was primarily due to an increase in deposit interest expense of $489,000 and an increase in borrowing interest expense of $153,000, partially offset by an increase in interest income on loans of $262,000 and $80,000 of income earned on the swap agreements hedged against borrowings.

Interest income increased by $241,000, or 5.98%, for the six months ended March 31, 2024 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $562,000, or 567.68%, due to the increase in interest expense on deposits and Federal Home Loan Bank borrowings offset by the income earned on swap agreements hedged against certain borrowings.

Net interest margin decreased by 29 basis points, to 4.03% compared to 4.32% for the six months ended March 31, 2024 driven primarily by an increase in interest bearing liability costs resulting from the increase in market rates over the prior year.

Provision for Credit Losses

Management recorded loan loss provisions of $68,000 on loans and $2,000 on unfunded commitments and $62,000 on loans for the six months ended March 31, 2024 and 2023, respectively. Based on a review of the loans that were in the loan portfolio at March 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income (Loss)

The following table sets forth a summary of non-interest income (loss) for the periods indicated:

	Six Months Ended March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges	$161	$169	$(8)	4.73%
Realized loss on sales of assets, net	—	(661)	661	100.00%
Realized gain on swap unwound	75	654	(579)	88.53%
Earnings on investment in life insurance	75	70	5	7.14%
Earnings on deferred fees plan	45	41	4	9.76%
Unrealized loss on swap agreements	(181)	(823)	642	78.01%
Earnings on MPF & MAP programs	20	21	(1)	6.25%
Other non-interest income	148	158	(10)	6.33%
Total non-interest income (loss)	$343	$(371)	$714

The increase in total non-interest income (loss) was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long term bond rates and projected short-term rates. The unrealized loss on swap agreements was $181,000 at March 31, 2024 compared to an unrealized loss of $823,000 at March 31, 2023. For the six months ended March 31, 2023, the Company unwound four off-balance sheet swaps for a realized gain of $661,000 and sold fourteen investments for a loss of $654,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,743	$1,676	$67	4.00%
Directors fees	176	143	33	23.08%
Earnings on deferred fees plan	45	41	4	9.76%
Occupancy expense	497	511	(14)	2.74%
Data processing	226	228	(2)	0.88%
Postage and supplies	71	81	(10)	12.35%
Professional fees	341	226	115	50.88%
Foreclosed assets, net	9	31	(22)	70.97%
Intangibles & deposit premium expense	208	229	(21)	9.17%
Other non-interest expense	383	442	(59)	13.35%
Total non-interest expense	$3,699	$3,608	$91

The increase in total noninterest expense included a $115,000 increase in professional fees for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, due to professional services resulting from the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024, and expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded income tax benefit of $34,000 for the six months ended March 31, 2024 and income tax benefit of $108,000 for the six months ended March 31, 2023. The decrease in income tax benefit resulted from an increase in pre-tax book income. The Company’s effective income tax rates were (18.28)% and 100.00% for the six months ended March 31, 2024 and 2023, respectively.

Asset Quality

Non-performing loans were $1.2 million and $700,000 at March 31, 2024 and September 30, 2023, respectively. At March 31, 2024, non-performing loans consisted primarily of residential and commercial mortgage loans with the increase attributed to seasonal fluctuations. Non-performing loans included troubled debt restructurings of $435,000 at September 30, 2023.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the six months ended March 31, 2024. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $415,000 and $540,000 for the three and six months ended March 31, 2024 and 2023, respectively.

For the Three Months Ended March 31,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$124,524	$1,630	5.26%	$124,298	$1,500	4.89%
Securities	53,069	498	3.77%	54,743	487	3.61%
Other short term investments	1,375	17	4.97%	2,904	31	4.33%
Total interest-earning assets	178,968	2,145	4.82%	181,945	2,018	4.50%
Noninterest-earning assets	26,057	25,162
Total assets	$205,025	$207,107

Interest-bearing liabilities(1):
Interest-bearing demand deposits
Regular savings and club deposits	64,466	18	0.11%	81,534	22	0.11%
Money market and NOW deposits(2)	49,665	22	0.18%	53,515	(40)	(0.30)%
Certificates of deposit	30,137	252	3.36%	20,641	40	0.79%
Total interest-bearing deposits	144,268	292	0.81%	155,690	22	0.06%
Federal Home Loan Bank advances and other borrowings(3)	5,615	45	3.22%	3,999	47	4.77%
Total interest-bearing liabilities	149,883	337	0.90%	159,689	69	0.18%
Noninterest-bearing demand deposits	23,179	20,463
Other noninterest-bearing liabilities	185	513
Total liabilities	173,247	180,665
Total shareholders’ equity	31,778	26,442
Total liabilities and shareholders’ equity	$205,025	$207,107
Net interest income	$1,808	$1,949
Net interest rate spread(4)	3.92%	4.32%
Net interest-earning assets(5)	$29,085	$22,256
Net interest margin(6)	4.06%	4.34%
Average interest-earning assets to interest-bearing liabilities	1.19	x	1.14	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,630	$1,500
Impact of swap agreements	—	13
Interest on loans, excluding impact of swap agreements	$1,630	$1,487

Interest on money market and NOW deposit accounts	$22	$(40)
Impact of swap agreements	—	(45)
Interest on deposits, excluding impact of swap agreements	$22	$5

Interest on borrowings	$45	$47
Impact of swap agreements	(30)	—
Interest on borrowings, excluding impact of swap agreements	$75	$47
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Six Months Ended March 31,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)

Interest-earning assets(1):
Loans	$124,790	$3,231	5.18%	$124,626	$3,009	4.84%
Securities	53,095	1,001	3.77%	55,250	969	3.52%
Other short term investments	1,533	41	5.35%	2,660	54	4.07%
Total interest-earning assets	179,418	4,273	4.76%	182,536	4,032	4.43%
Noninterest-earning assets	25,499	23,855
Total assets	$204,917	$206,391

Interest-bearing liabilities(1):
Regular savings and club deposits	65,726	40	0.12%	83,012	48	0.12%
Money market and NOW deposits(2)	48,443	45	0.19%	53,110	(65)	(0.25)%
Certificates of deposit	28,454	450	3.16%	20,254	63	0.62%
Total interest-bearing deposits	142,623	535	0.75%	156,376	46	0.06%
Federal Home Loan Bank advances and other borrowings(3)	7,492	126	3.36%	2,266	53	4.69%
Total interest-bearing liabilities	150,115	661	0.88%	158,642	99	0.13%
Noninterest-bearing demand deposits	25,080	21,483
Other noninterest-bearing liabilities	—	747
Total liabilities	175,195	180,872
Total shareholders’ equity	29,722	25,519
Total liabilities and shareholders’ equity	$204,917	$206,391
Net interest income	$3,612	$3,933
Net interest rate spread(4)	3.88%	4.30%
Net interest-earning assets(5)	$29,303	$23,894
Net interest margin(6)	4.03%	4.32%
Average interest-earning assets to interest-bearing liabilities	1.20	x	1.15	x

________________________________________

(1)The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Six Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$3,231	$3,009
Impact of swap agreements	—	40
Interest on loans, excluding impact of swap agreements	$3,231	$2,969

Interest on money market and NOW deposit accounts	$45	$(65)
Impact of swap agreements	—	(76)
Interest on deposits, excluding impact of swap agreements	45	$11

Interest on borrowings	$126	$53
Impact of swap agreements	(80)	—
Interest on borrowings, excluding impact of swap agreements	$206	$53
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Compared to			Compared to
	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	3	127	130	4	218	222
Securities	(13)	24	11	(37)	69	32
Other short term investments	(18)	4	(14)	(27)	14	(13)
Total interest-earning assets	(28)	155	127	(60)	301	241

Interest-bearing liabilities:
Regular savings and club deposits	(4)	—	(4)	(8)	—	(8)
Money market and NOW deposits	3	59	62	5	105	110
Certificates of deposit	26	186	212	35	352	387
Total deposits	25	245	270	32	457	489
Federal Home Loan Bank advances and other borrowings	2	(4)	(2)	6	67	73
Total interest-bearing liabilities	27	241	268	38	524	562
			—			—
Change in net interest income	(55)	(86)	(141)	(98)	(223)	(321)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At March 31, 2024, there were $5.0 million in outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow $57.1 million. Additionally, at March 31, 2024, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At March 31, 2024, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash (used in) provided by operating activities was $(3.6) million and $0.6 million for the six months ended March 31, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $3.2 million and $2.0 million for the six months ended March 31, 2024 and 2023. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $30,000 for the six months ended March 31, 2024 and was $(9.3) million for the six months ended March 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2024. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of March 31, 2024 or September 30, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At March 31, 2024 and September 30, 2023, Bancorp (on an unconsolidated basis) had liquid assets of $2.6 million and $4.6 million, respectively.

At March 31, 2024 and September 30, 2023, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2024 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Economic value of equity, or “EVE,” is an economic concept that gauges the impact of interest rate changes on fair market values of assets, liabilities, and equity. EVE captures the change in economic value of Gouverneur Savings and Loan Association even though that change may not be reflected in our accounting books and records. EVE shows management the “capital at risk” of Gouverneur Savings and Loan Association based on the underlying values of all components of the balance sheet. As a measure of interest rate risk, it is separate and distinct from earnings at risk. EVE is a measure of long-term interest rate risk, and earnings at risk is a measure of short-term interest rate risk.

The table below sets forth, as of March 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2024
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	6,904	(353)
+300	6,975	(282)
+200	7,065	(192)
+100	7,154	(103)
Level	7,257	—
-100	7,240	(17)
-200	7,096	(161)
-300	6,860	(397)
-400	6,657	(600)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of March 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2024
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basic points)

		(Dollars in thousands)
+400	41,048	(15,845)	(27.85)%	26.23%	(4.08)%
+300	44,959	(11,934)	(20.98)%	27.48%	(2.83)%
+200	48,136	(8,757)	(15.39)%	28.25%	(2.06)%
+100	51,480	(5,413)	(9.51)%	28.96%	(1.35)%
—	56,893	—	—	30.31%	—
-100	61,434	4,541	7.98%	31.03%	0.72%
-200	62,155	5,262	9.25%	30.23%	(0.08)%
-300	60,258	3,365	5.91%	28.50%	(1.81)%
-400	57,476	583	1.02%	26.43%	(3.88)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 26, 2023. As of March 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

3.2	Bylaws of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

10.1	Change in Control Agreement by and between Gouverneur Bancorp, Inc. and Robert W. Barlow+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Gouverneur Bancorp, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Gouverneur Bancorp, Inc.

32.0

Certification of Chief Executive Officer and Chief Financial Officer of Gouverneur Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2024, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+     Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	May 10, 2024	By:	/s/ Robert W. Barlow
Robert W. Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ Kimberly A. Adams
Kimberly A. Adams
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)