Form 10-Q
period 2024-06-30
Gouverneur Bancorp, Inc./MD/
filed 2024-08-09
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s common stock, as of August 9, 2024:  1,107,134 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	June 30,	September 30,
	2024	2023
	(unaudited)
Assets:
Cash and due from banks	$4,081	$9,306
Interest-bearing deposits in bank	2,198	1,101
Total cash and cash equivalents	6,279	10,407

Time Deposits in other financial institutions	248	484
Securities available-for-sale, at fair value	43,744	46,624

Loans receivable, net of allowance for credit losses: June 30, 2024: $1,060 and September 30, 2023: $623
net of discount at June 30, 2024: $863 and September 30, 2023: $992	123,114	125,427

Investments in restricted stock, at cost	1,041	1,471
Bank owned life insurance	7,097	6,984
Premises and equipment, net	2,978	3,073
Foreclosed real estate, net	—	101
Core deposit intangible	1,768	2,080
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,557	4,997
Total assets	$195,063	$205,885

Liabilities:
Deposits:
Non-interest-bearing demand	$18,204	$25,052
NOW and money market	47,552	42,625
Savings and club	54,698	66,570
Time certificates	32,991	24,531
Total deposits	153,445	158,778

Advances from the Federal Home Loan Bank	4,980	13,990
Advanced payments from borrowers for taxes and insurance	1,187	443
Accrued interest payable and other liabilities	3,748	7,566
Total liabilities	163,360	180,777

Shareholders' Equity:
Preferred stock, $.01 par value: June 30, 2024: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: June 30, 2024: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Unearned common stock held by employee stock ownership plan
(unallocated shares June 30, 2024: 53,989: September 30, 2023: 0)	(540)	—
Retained earnings	28,277	28,242
Accumulated other comprehensive loss	(2,532)	(4,123)
Treasury Stock, at cost, (shares June 30, 2024: 0: September 30, 2023: 352,231)	—	(4,070)
Total shareholders' equity	31,703	25,108
Total liabilities and shareholders' equity	$195,063	$205,885

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans, net	$1,660	$1,529	$4,890	$4,498
Net swap income on loan hedge	—	—	—	41
Securities-taxable	327	366	1,032	1,058
Securities-non-taxable	146	120	442	396
Other short-term investments	11	18	53	72
Total interest income	2,144	2,033	6,417	6,065

Interest expense:
Deposits	321	138	856	230
Net swap income on deposit hedge	—	—	—	(46)
Borrowings – short term and long term	98	125	304	178
Net swap income on borrowing hedge	(32)	(76)	(112)	(76)
Total interest expense	387	187	1,048	286

Net interest income	1,757	1,846	5,369	5,779
Provision for credit losses
Loans	—	30	68	92
Unfunded commitments	—	—	2	—
Net interest income after provision for credit losses	1,757	1,816	5,299	5,687

Non-interest income (loss):
Service charges	80	79	241	248
Realized gain (loss) on sales of securities – AFS	13	—	13	(661)
Realized gain on swaps unwound	—	—	75	654
Earnings on investment in life insurance	38	35	114	106
Earnings on deferred fees plan	3	8	48	49
Unrealized gain (loss) on swap agreements	(27)	40	(208)	(783)
Earnings on secondary market programs	9	10	30	31
Other non-interest income	69	103	215	260
Total non-interest income (loss), net	185	275	528	(96)

Non-interest expenses:
Salaries and employee benefits	876	911	2,620	2,587
Directors fees	94	71	269	214
Earnings on deferred fees plan	3	8	48	49
Building, occupancy and equipment	222	237	719	749
Data processing	118	115	344	342
Postage and supplies	29	37	100	118
Professional fees	174	131	516	357
Intangibles and deposit premium amortization	104	115	312	344
Foreclosed assets, net	(21)	(14)	(12)	18
Other non-interest expense	165	236	548	677
Total non-interest expenses, net	1,764	1,847	5,464	5,455

Income before income tax (benefit) expense	178	244	363	136
Income tax (benefit) expense	(5)	12	(40)	(96)
Net income	$183	$232	$403	$232

Earnings per common share – basic	$0.17	$0.11	$0.38	$0.11
Earnings per common share – diluted	$0.17	$0.11	$0.38	$0.11

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$183	$232	$403	$232
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(282)	(580)	1,943	1,497
Deferred tax expense (benefit)	(59)	(122)	408	314
Unrealized holding gain (loss), net of deferred taxes	(223)	(458)	1,535	1,183

Post-retirement benefit	10	178	71	271
Deferred tax expense	2	37	15	57
Post-retirement benefit, net of deferred taxes	8	141	56	214

Total other comprehensive income (loss)	(215)	(317)	1,591	1,397
Total comprehensive income (loss)	$(32)	$(85)	$1,994	$1,629

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2024 and 2023

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at March 31, 2023 (unaudited)	$24	$5,035	$—	$27,924	$(4,070)	$(2,574)	$26,339
Comprehensive loss:
Net income	—	—	—	232	—	—	232
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	141	141
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	(458)	(458)
Total comprehensive loss							(85)
Balance at June 30, 2023 (unaudited)	$24	$5,035	$—	$28,156	$(4,070)	$(2,891)	$26,254

Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735
Comprehensive loss:
Net income	—	—	—	183	—	—	183
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	8	8
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	(223)	(223)
Total comprehensive loss							(32)
Balance at June 30, 2024 (unaudited)	$11	$6,487	$(540)	$28,277	$—	$(2,532)	$31,703

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended June 30, 2024 and 2023

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2022	$24	$5,035	$—	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income	—	—	—	232	—	—	232
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	214	214
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,183	1,183
Total comprehensive income							1,629
Cash dividends declared, $0.10 per share	—	—	—	(204)	—	—	(204)
Balance at June 30, 2023 (unaudited)	$24	$5,035	$—	$28,156	$(4,070)	$(2,891)	$26,254

Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	403	—	—	403
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	56	56
Change in unrealized gain (losses) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,535	1,535
Total comprehensive income							1,994
Net proceeds from stock offering and holding company conversion	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at June 30, 2024 (unaudited)	$11	$6,487	$(540)	$28,277	$—	$(2,532)	$31,703

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net Income	$403	$232
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	70	92
Net amortization of deferred fees on loans	57	72
Net amortization of securities premiums and discounts	(488)	(528)
Depreciation	175	166
Net realized (gains) losses on securities available for sale ("AFS")	(13)	661
Net amortization of core deposits intangible	312	347
Net realized losses on disposal of premises and equipment	14	—
Loss on subsequent write-downs of foreclosed assets	—	23
Net realized gains on sale of foreclosed assets	(17)	(20)
ESOP committed to be released	37	—
Earnings on investment in bank owned life insurance	(114)	(106)
Decrease in accrued interest receivable and other assets	17	735
Decrease in accrued interest payable and other liabilities	(3,746)	(334)
Net cash (used in) provided by operating activities	(3,293)	1,340
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	722	4,988
Proceeds from maturities and principal reductions of securities (AFS)	7,104	4,609
Purchases of securities (AFS)	(2,266)	(5,827)
(Purchases) redemptions of FHLB stock	430	(498)
Net decrease (increase) in loans receivable	1,845	(305)
Additions to premises and equipment	(94)	(148)
Proceeds from the sale of foreclosed assets	91	130
Net cash provided by investing activities	7,832	2,949
Cash flows from financing activities:
Net decrease in deposits	(5,333)	(23,332)
Net increase (decrease) in short-term borrowings	(9,010)	11,990
Advance payments by borrowers for property taxes and insurance, net	744	643
Net stock offering proceeds	4,932	—
Cash dividends paid to common stock shareholders	—	(204)
Net cash used in financing activities	(8,667)	(10,903)
Net decrease in cash and cash equivalents	(4,128)	(6,614)
Cash and cash equivalents – Beginning of Period	10,407	14,344
Cash and cash equivalents – End of Period	$6,279	$7,730
Supplemental disclosures:
Cash paid during the period for interest	$1,089	$268
Loans receivable transferred to foreclosed assets during the period	—	234
Write-downs on foreclosed assets through the allowance for credit losses on loans	(27)	(44)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of  Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of June 30, 2024 (unaudited) and September 30, 2023 and for the three and nine-month periods ended June 30, 2024 and 2023 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and nine-month periods ended June 30, 2024 and 2023.  The results of operations for the three and nine-month periods ended

June 30, 2024 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2023 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2023.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2023, including the notes thereto.  Certain amounts for the three-month and nine-month periods ended June 30, 2023 were reclassified to conform to the presentation of June 30, 2024.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At June 30, 2024, GS&L Municipal Bank held $24.8 million of the Bank’s $43.7 million investment securities portfolio and $17.4 million of the Bank’s deposits.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. In connection with the determination of the estimated credit losses, management obtains independent appraisals for significant properties.

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

“ASU 2016-13”

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to October 1, 2023. As of June 30, 2024, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

“ASU 2019-12”

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

“ASU 2020-04”

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform, (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer, debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment are in scope of Topic 848. ASU 2021-01 expands the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires dedesignation. The Company has signed an amended agreement with Federal Home Loan Bank of New York for the transition to SOFR which began July 1, 2023.

The following table illustrates the impact on the allowance for credit losses from adoption of ASC 326 on October 1, 2023:

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $215,000 at June 30, 2024 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $393,000 at June 30, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Service charges on deposits, ATM, and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized as revenue at a point in time when the transaction is processed, and periodic service charges are recognized as revenue over a period of time equivalent to the service period.

Gains and losses on sales of foreclosed assets – The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and nine-month periods ended June 30, 2024 and 2023 (In thousands, except per share data) (unaudited).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Basic earnings per share:	2024	2023	2024	2023
Net income	$183	$232	$403	$232
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,053	2,031	1,052	2,031
Basic and diluted earnings per common share	$0.17	$0.11	$0.38	$0.11

There were no dilutive or antidilutive shares at June 30, 2024 or 2023.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss at June 30, 2024 (unaudited) and September 30, 2023:

	June 30,	September 30,
	2024	2023

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss for Other Postretirement Obligations	$(255)	$(326)
Tax Effect	54	69
Net Unrealized Loss for Other Postretirement Obligations	(201)	(257)

Unrealized Loss on Available-for-Sale Securities, net	(2,951)	(4,890)
Tax Effect	620	1,024
Net Unrealized Loss on Available-for-Sale Securities	(2,331)	(3,866)

Total Accumulated Other Comprehensive Loss	$(2,532)	$(4,123)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at June 30, 2024 (unaudited) is represented in the table below:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,329	$—	$(51)	$—	$2,278
U.S. Government Agencies	9,917	—	(165)	—	9,752
Mortgaged-Backed Securities	8,777	2	(520)	—	8,259
Municipal Securities	23,585	18	(2,225)	—	21,378
SBA Securities	2,087	11	(21)	—	2,077
	$46,695	$31	$(2,982)	$—	$43,744

The amortized cost of debt securities and their approximate fair value at September 30, 2023 is represented in the table below.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,766	$—	$(86)	$—	$3,680
U.S. Government Agencies	12,025	—	(363)	—	11,662
Mortgaged-Backed Securities	8,726	1	(812)	—	7,915
Municipal Securities	24,571	2	(3,578)	—	20,995
SBA Securities	2,426	—	(54)	—	2,372
	$51,514	$3	$(4,893)	$—	$46,624

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2024 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,016	$4,006
Due After One Year Through Five Years	11,134	10,984
Due After Five Years Through Ten Years	6,868	6,522
Due After Ten Years	13,813	11,896
	35,831	33,408
Mortgage-Backed & SBA Securities with no set maturity	10,864	10,336
	$46,695	$43,744

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2023 is as shown below.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$6,585	$6,548
Due After One Year Through Five Years	13,789	13,474
Due After Five Years Through Ten Years	4,437	4,127
Due After Ten Years	15,551	12,188
	40,362	36,337
Mortgage-Backed & SBA Securities with no set maturity	11,152	10,287
	$51,514	$46,624

The realized gains and losses from the sale of available-for-sale investments for the three and nine-month periods ending June 30, 2024 and 2023 (unaudited) is as shown in the table below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)
	(In Thousands)
Proceeds	$722	$—	$722	$4,988
Cost	(709)	—	(709)	(5,649)
Net Realized Gains (Losses)	$13	$—	$13	$(661)
Gross Realized Gains	$13	$—	$13	$—
Gross Realized Losses	—	—	—	(661)
Net Realized Gains (Losses)	$13	$—	$13	$(661)

Information pertaining to securities with gross unrealized losses at June 30, 2024 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
June 30, 2024
Securities Available-for-Sale:
US Treasuries & Agencies	$4	$203	$212	$11,826	$216	$12,029
Mortgage-backed & SBA Securities	12	767	529	7,862	541	8,629
Municipal Securities	75	6,228	2,150	10,179	2,225	16,407
	$91	$7,198	$2,891	$29,867	$2,982	$37,065

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 34 and 106 securities in an unrealized loss position of less than twelve months at June 30, 2024 and September 30, 2023, respectively, which included 7 and 74 securities acquired from Citizens Bank of Cape Vincent in September 2022, and 114 and 76 securities in an unrealized loss position of 12 months or more at June 30, 2024 and September 30, 2023, respectively. Because the unrealized losses are primarily due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider the unrealized losses to be credit losses at June 30, 2024, and the Company does not consider these investments to be other-than temporarily impaired at September 30, 2023.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at June 30, 2024 (unaudited) are as shown in the table below:

As of June 30, 2024

Total Loans
(unaudited)
(In Thousands)
Real Estate Mortgages
Residential	$101,912
Commercial	11,297
Construction	2,399
Home Equity	1,564
Other Loans:
Commercial Non-Mortgage	1,874
Automobile	2,451
Passbook	428
Consumer	2,684
Total Loans	124,609
Net Deferred Loan Costs	428
Net Discounts on Acquired Loans	(863)
Allowance for Credit Losses	(1,060)
Loans Receivable, Net	$123,114

The components of loans receivable at September 30, 2023 are as shown in the table below:

	Year Ended September 30,
	2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$74,918	$27,333	$102,251
Commercial	7,647	3,843	11,490
Construction	2,265	—	2,265
Home Equity	2,552	411	2,963
Other Loans:
Commercial Non-Mortgage	1,046	455	1,501
Automobile	2,793	234	3,027
Passbook	43	224	267
Consumer	2,175	666	2,841
Total Loans	93,439	33,166	126,605
Net Deferred Loan Costs	437	—	437
Net Discounts on Acquired Loans	—	(992)	(992)
Allowance for Loan Losses	(623)	—	(623)
Loans Receivable, Net	$93,253	$32,174	$125,427

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown in the table below at June 30, 2024 (unaudited) and September 30, 2023:

	June 30, 2024	September 30, 2023
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$29,732	$33,166
Carrying Amount	$28,869	$32,174
Total Acquired Loans
Outstanding Principal Balance	$29,732	$33,166
Carrying Amount	$28,869	$32,174

The Company had not acquired any loans with deteriorated credit quality as of June 30, 2024 and September 30, 2023. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years. This loan was restructured in September 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhances the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a fair value adjustment as a result of purchase price accounting of $81,000 at June 30, 2024.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At June 30, 2024 and September 30, 2023, the total outstanding principal balance on serviced loans was $11.8 million and $12.4 million, respectively.  Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and nine-months ended June 30, 2024 and 2023 (unaudited) and the year ended September 30, 2023.

Allowance for credit losses and recorded investment in loans for the three months ended June 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$802	$150	$32	$—	$78	$1,062
Charge-offs	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	—
Transfer	(6)	2	8	—	(4)	—
Provisions	—	—	—	—	—	—
Ending Balance	$796	$152	$40	$—	$72	$1,060
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$796	$152	$40	$—	$72	$1,060
Loans Receivable:
Ending Balance	$105,875	$11,297	$1,862	$12	$5,563	$124,609
Ending Balance: Individually
Evaluated	$—	$711	$—	$—	$—	$711
Ending Balance: Collectively
Evaluated	$105,875	$10,586	$1,862	$12	$5,563	$123,898

Allowance for credit losses and recorded investment in loans for the nine months ended June 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(10)	(73)
Recoveries	1	—	—	—	5	6
Transfer	(3)	(8)	9	—	2	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$796	$152	$40	$—	$72	$1,060
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$796	$152	$40	$—	$72	$1,060

Allowance for loan losses and recorded investment in loans for the three months ended June 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$598	$55	$4	$1	$17	$675
Charge-offs	(106)	—	—	(1)	(3)	(110)
Recoveries	1	—	—	—	2	3
Transfer	(6)	—	—	1	5	—
Provisions	30	—	—	—	—	30
Ending Balance	$517	$55	$4	$1	$21	$598
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$517	$55	$4	$1	$21	$598

Allowance for loan losses and recorded investment in loans for the nine months ended June 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$548	$55	$4	$1	$13	$621
Charge-offs	(106)	—	—	(1)	(12)	(119)
Recoveries	1	—	—	—	3	4
Transfer	(18)	—	—	1	17	—
Provisions	92	—	—	—	—	92
Ending Balance	$517	$55	$4	$1	$21	$598
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$517	$55	$4	$1	$21	$598

Allowance for loan losses and recorded investment in loans for the year ended September 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Loans Receivable:
Ending Balance	$107,479	$11,490	$1,501	$—	$6,135	$126,605
Less: Acquired Loans	27,744	3,843	455	—	1,124	33,166
Ending Balance: Individually
Evaluated	$—	$298	$—	$—	$—	$298
Ending Balance: Collectively
Evaluated	$79,735	$7,349	$1,046	$—	$5,011	$93,141

The following table presents performing and nonperforming real estate loans based on payment activity as of June 30, 2024 and September 30, 2023. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Prior to October 1, 2023, nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs were classified as nonperforming at the time of restructure and would only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of June 30, 2024 and September 30, 2023 were as follows:

	As of June 30,	As of September 30,
	2024	2023
	(unaudited)
	(In Thousands)
Performing	$116,643	$118,269
Nonperforming	529	700
Total	$117,172	$118,969

Credit quality indicators as of June 30, 2024 and September 30, 2023 are as follows:

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

The information for each of the credit quality indicators is updated on a quarterly basis in conjunction with the determination of the adequacy of the allowance for credit losses.

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of June 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$104,311	$—	$—	$—	$104,311
Home Equity	1,564	—	—	—	1,564
Commercial	10,432	154	711	—	11,297
Total Mortgage Loans on Real Estate	116,307	154	711	—	117,172
Commercial	1,855	19	—	—	1,874
Consumer	5,563	—	—	—	5,563
Total Loans	$123,725	$173	$711	$—	$124,609

Credit risk profile for originated loans held in portfolio by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$77,183	$—	$—	$—	$77,183
Home Equity	2,552	—	—	—	2,552
Commercial	7,349	—	298	—	7,647
Total Mortgage Loans on Real Estate	87,084	—	298	—	87,382
Commercial	1,046	—	—	—	1,046
Consumer	5,011	—	—	—	5,011
Total Loans	$93,141	$—	$298	$—	$93,439

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$27,333	$—	$—	$—	$27,333
Home Equity	411	—	—	—	411
Commercial	3,231	210	402	—	3,843
Total Mortgage Loans on Real Estate	30,975	210	402	—	31,587
Commercial	423	32	—	—	455
Consumer	1,124	—	—	—	1,124
Total Loans	$32,522	$242	$402	$—	$33,166

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2024 and September 30, 2023. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of June 30, 2024 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$1,113	$366	$253	$1,732	$104,143	$105,875	$—
Commercial Mortgage	29	67	—	96	11,201	11,297	—
Commercial	—	16	—	16	1,858	1,874	—
Consumer	59	1	9	69	5,494	5,563	—
Total Loans	$1,201	$450	$262	$1,913	$122,696	$124,609	$—

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

There were no loans made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2024.

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

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024:

	Term Loans by Fiscal Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total

Real Estate - Residential
Pass	$5,544	$11,476	$15,327	$17,522	$9,294	$45,148	$1,564	$105,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$5,544	$11,476	$15,327	$17,522	$9,294	$45,148	$1,564	$105,875

Current period gross write-offs	$63	$—	$—	$—	$—	$—	$—	$63

Real Estate - Commercial
Pass	$814	$2,089	$723	$2,315	$1,894	$2,597	$—	$10,432
Special Mention	—	—	—	—	—	154	—	154
Substandard	—	450	—	194	67	—	—	711
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$814	$2,539	$723	$2,509	$1,961	$2,751	$—	$11,297

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$597	$410	$64	$184	$318	$270	$—	$1,843
Special Mention	—	—	—	—	—	19	—	19
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$597	$410	$64	$184	$318	$289	$—	$1,862

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$1	$—	$—	$—	$—	$11	$—	$12
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$1	$—	$—	$—	$—	$11	$—	$12

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,468	$1,956	$1,014	$581	$276	$268	$—	$5,563
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$1,468	$1,956	$1,014	$581	$276	$268	$—	$5,563

Current period gross write-offs	$10	$—	$—	$—	$—	$—	$—	$10

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	June 30, 2024			September 30, 2023
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(in thousands)	with No Allowance	with an Allowance	Loans	Nonaccrual Loans
Real Estate - Residential	$—	$492	$492	$153
Real Estate - Commercial	—	—	—	468
Commercial - Secured	—	—	—	—
Commercial - Unsecured	—	—	—	—
Consumer	—	9	9	9
Total Loans	$—	$501	$501	$630

The Company recognized no interest income on nonaccrual loans during the three and nine months ended June 30, 2024 or 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the nine months ended June 30, 2024:

For the Nine Months
Ended June 30, 2024
(in thousands)
Real Estate - Residential	$20
Real Estate - Commercial	—
Commercial - Secured	—
Commercial - Unsecured	—
Consumer	1
Total Loans	$21

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of June 30, 2024 (unaudited) and September 30, 2023, intangible assets consisted of $1.8 million and $2.1 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on September 30 or more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at June 30, 2024 (unaudited) and September 30, 2023 are summarized as follows:

	Nine Months Ended June 30,			Year ended September 30,
	2024			2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	774	1,768	2,542	462	2,080
	$6,779	$774	$6,005	$6,779	$462	$6,317

No impairments of goodwill were recognized for the fiscal year ended September 30, 2023. Amortization expense for other intangible assets was $312,000 and $462,000 for the nine months ending June 30, 2024 and the fiscal year ended September 30, 2023, respectively, as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years as summarized below:

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

A summary of financial instrument commitments at June 30, 2024 (unaudited) and September 30, 2023 is shown below.

	June 30,	September 30,
	2024	2023
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$1,854	$1,089
Unfunded Commitments Under Lines of Credit	$5,080	$6,022

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $176,000 with no amounts outstanding as of June 30, 2024 and September 30, 2023.

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

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $31,000 at June 30, 2024 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended June 30, 2024.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, March 31, 2024	$31
Provision for unfunded commitments	—
Balance, June 30, 2024	$31

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended June 30, 2024.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, September 30, 2023	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	29
Provision for unfunded commitments	2
Balance, June 30, 2024	$31

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

The capital conservation buffer at June 30, 2024 and September 30, 2023 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of June 30, 2024 and September 30, 2023, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2024 and September 30, 2023, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$26,492	24.0	≥	$8,832	≥	8.0	≥	$11,040	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,402	23.0	≥	6,624	≥	6.0	≥	8,832	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,402	23.0	≥	4,968	≥	4.5	≥	7,176	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,402	13.1	≥	7,759	≥	4.0	≥	9,699	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,492	16.0	≥	7,727	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$21,906	19.4	≥	$9,020	≥	8.0	≥	$11,275	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	21,283	18.9	≥	6,765	≥	6.0	≥	9,019	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	21,283	18.9	≥	5,074	≥	4.5	≥	7,329	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	21,283	10.6	≥	8,022	≥	4.0	≥	10,027	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	21,906	11.4	≥	7,892	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$13,674	152.6	≥	$717	≥	8.0	≥	$896	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,674	152.6	≥	538	≥	6.0	≥	717	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,674	152.6	≥	403	≥	4.5	≥	583	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,674	46.2	≥	1,183	≥	4.0	≥	1,479	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,674	144.6	≥	627	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$13,053	245.8	≥	$425	≥	8.0	≥	$531	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,053	245.8	≥	319	≥	6.0	≥	425	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,053	245.8	≥	239	≥	4.5	≥	345	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,053	37.4	≥	1,394	≥	4.0	≥	1,743	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,053	237.8	≥	372	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) received full dividends paid by the Company on shares owned in fiscal year 2023. The total cumulative dividends waived by Cambray was $6,384,000 as of September 30, 2023. The dividends waived by Cambray were considered a restriction on the retained earnings of the Company.

NOTE 11: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest income (expense) for the three months ended June 30, 2024 and 2023 were $(27,000) and $40,000, respectively. Amounts recognized in earnings as noninterest expense for the nine months ended June 30, 2024 and 2023 were $208,000 and $783,000, respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

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

Information about interest rate swap agreements at June 30, 2024 (unaudited) and September 30, 2023 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
June 30, 2024 (unaudited)
Interest Rate Swaps on Mortgage Loans	$—	—%	—%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.59%	$41

September 30, 2023
Interest Rate Swaps on Mortgage Loans	$—	—%	—%	$—
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$250

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of June 30, 2024 (unaudited) and September 30, 2023:

	As of June 30,	As of September 30,
	2024	2023
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$41	$250

The notional amount of interest rate swap agreements entered into, that were outstanding at June 30, 2024 (unaudited) and September 30, 2023, mature as follows for the years ended September 30:

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2024 (unaudited) and September 30, 2023 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2024 (unaudited)

U.S. Government Treasuries	$2,278	$—	$2,278	$—
U.S. Government Agencies	9,752	—	9,752	—
Mortgaged-Backed Securities	8,259	—	8,259	—
Municipal Securities	21,378	—	21,378	—
SBA Securities	2,077	—	2,077	—
Available-for-Sale Securities	$43,744	$—	$43,744	$—

Interest Rate Swap Derivative	$41	$—	$41	$—

September 30, 2023

U.S. Government Treasuries	$3,680	$—	$3,680	$—
U.S. Government Agencies	11,662	—	11,662	—
Mortgaged-Backed Securities	7,915	—	7,915	—
Municipal Securities	20,995	—	20,995	—
SBA Securities	2,372	—	2,372	—
Available-for-Sale Securities	$46,624	$—	$46,624	$—

Interest Rate Swap Derivative	$250	$—	$250	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2024 (unaudited) and September 30, 2023  are shown in the following table:

Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

(In Thousands)
June 30, 2024 (unaudited)
Foreclosed Real Estate, Net	$—	$—	$—	$—

September 30, 2023
Foreclosed Real Estate, Net	$101	$—	$—	$101

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at June 30, 2024 (unaudited) and at September 30, 2023.

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

The estimated fair values of financial instruments at June 30, 2024 (unaudited) and at September 30, 2023 are as follows:

	June 30, 2024
	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$4,081	$4,081
Interest bearing deposits with banks	2,198	2,198
Time deposits in other financial institutions	248	248
Available for sale debt securities	43,744	43,744
Portfolio loans, net of deferred fees and allowance for credit losses	123,114	106,269
Investment in restricted stock	1,041	1,041
Accrued interest receivable	642	642
Interest rate swap derivative	41	41
Financial Liabilities
Deposits	$153,445	$116,125
Accrued interest payable	16	16

	September 30, 2023
	Carrying Value	Fair Value

	(In Thousands)
Financial Assets
Cash and due from banks	$9,306	$9,306
Interest bearing deposits with banks	1,101	1,101
Time deposits in other financial institutions	484	484
Available for sale debt securities	46,624	46,624
Acquired loans	32,174	32,174
Portfolio loans, net of deferred fees and allowance for credit losses	93,253	69,608
Investment in restricted stock	1,471	1,471
Accrued interest receivable	630	630
Interest rate swap derivative	250	250
Financial Liabilities
Deposits	$158,778	$119,212
Accrued interest payable	67	67

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

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose maturity date was November 2023, at which point, it automatically renewed for a three-year term. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026 both of which are under the terms of operating lease agreements.

All of the Company’s leases are classified as operating leases. Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

The Company’s real estate lease agreements include an option to renew at the Company’s discretion, which is included in the maturity schedule below. Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of June 30, 2024 are as follows (in thousands):

(unaudited)
2024	$6
2025	21
2026	14
2027	13
2028	13
$67

Operating lease expense for the branch office amounted to $12,000 for the nine months ended June 30, 2024. Operating lease expense for the equipment was approximately $5,000 for the nine months ended June 30, 2024. The following tables present information about the Company’s leases as of and for the three and nine months ended June 30, 2024 (in thousands):

Operating lease right of use assets	$49
Operating lease liability	$49
Weighted average remaining lease term, in years:	3.86
For the three months ended June 30, 2024:
Operating lease expense:	$6
Short-term lease expense:	—
Total lease expense:	$6
Cash paid for amounts included in measurement of lease liabilities:	$6
For the nine months ended June 30, 2024:
Operating lease expense:	$17
Short-term lease expense:	—
Total lease expense:	$17
Cash paid for amounts included in measurement of lease liabilities:	$17

NOTE 14: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of June 30, 2024 (unaudited) and September 30, 2023

	June 30, 2024	September 30, 2023
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$2,418	$19
Interest bearing deposits with banks	103	4,575
Total Cash and Cash Equivalents	2,521	4,594

ESOP loan receivable	522	—

Accrued interest receivable and other assets	115	11
Investment in subsidiary	29,276	23,865

Total Assets	$32,434	$28,470

Liabilities and Stockholders' Equity
Accrued interest payable and other liabilities	$731	$3,362

Total Liabilities	731	3,362

Stockholders' Equity
Preferred stock, $.01 par value: June 30, 2024: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: June 30, 2024: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Retained earnings	28,277	28,242
Treasury Stock, at cost, (shares June 30, 2024: 0: September 30, 2023: 352,231)	—	(4,070)
Accumulated other comprehensive loss	(2,532)	(4,123)
Unearned common stock held by employee stock ownership plan	(540)	—
Total Stockholders' Equity	31,703	25,108

Total Liabilities and Stockholders' Equity	$32,434	$28,470

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Nine Months Ended June 30, 2024 and 2023 (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$8	$—

Total Interest Income	—	—	8	—

Net Interest Income	—	—	8	—

Non-interest Income:
Dividend Income	—	—	—	204
Earnings on deferred fees plan	1	—	12	—
Earnings from subsidiaries	244	249	629	295

Total Non-interest Income	245	249	641	499

Non-interest Expenses:
Directors' fees	21	—	57	—
Earnings on deferred fees plan	1	—	12	—
Professional fees	25	1	88	9
Other non-interest expenses	15	17	89	55

Total Non-interest Expenses	62	18	246	64

Income before Income Tax Expense	183	231	403	435

Income Tax Expense	—	—	—	—

Net Income	$183	$231	$403	$435

Basic and Diluted Earnings Per Share	$0.17	$0.11	$0.38	$0.21

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	Nine Months Ended June 30,
	2024	2023

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$403	$435
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(629)	(295)
ESOP shares committed to be released	37	—
Change in accrued interest receivable and other assets	(3,663)	468
Change in accrued interest payable and other liabilities	(2,631)	(451)

Net Cash (Used in) Provided by Operating Activities	(6,483)	157

Cash Flows from Investing Activities:
ESOP loan issued	(578)	—
Net decrease in loans receivable	56	—

Net Cash Used in Investing Activities	(522)	—

Cash Flows from Financing Activities:
Net stock offering proceeds	4,932	—
Cash dividends paid	—	(204)

Net Cash Provided by (Used in) Financing Activities	4,932	(204)

Net Decrease in Cash and Cash Equivalents	(2,073)	(47)

Cash and Cash Equivalents - Beginning of Period	4,594	107

Cash and Cash Equivalents - End of Period	$2,521	$60

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and nine months ended June 30, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $529,000 as of June 30, 2024 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

Total assets decreased by $10.8 million, or 5.26%, to $195.1 million at June 30, 2024 from $205.9 million at September 30, 2023. The decrease in assets was primarily due to decreases in acquired loans of $3.4 million and cash and due from banks of $5.2 million, partially offset by an increase in originated loans of $1.4 million and an increase in interest bearing deposits with banks of $1.1 million.

Cash and cash equivalents decreased by $4.1 million, or 39.67%, to $6.3 million at June 30, 2024 from $10.4 million at September 30, 2023. The decrease in cash and cash equivalents can be primarily attributed to a repayment of Federal Home Loan Bank borrowings of $9.0 million and a decrease in deposits of $5.4 million, partially offset by a decrease in securities available for sale of $2.9 million due to principal maturities.

Loans receivable, net of the allowance for credit losses, decreased by $2.3 million, or 1.84%, to $123.1 million at June 30, 2024 from $125.4 million at September 30, 2023. The decrease in loans receivable, net of the allowance for credit losses, was primarily due to a decrease in net loans acquired from Citizens Bank of Cape Vincent of $3.4 million and the transition adjustment of the adoption of CECL, which resulted in an increase in the allowance for credit losses on loans of $436,000, partially offset by an increase in newly originated loans of $1.4 million.

Securities available for sale decreased by $2.9 million, or 6.18%, to $43.7 million at June 30, 2024 from $46.6 million at September 30, 2023. The decrease was primarily due to principal paydowns and maturities, partially offset by an increase in the market value on the portfolio.

The Bank held no foreclosed real estate at June 30, 2024, down from $101,000 at September 30, 2023 due to the write-down and sale of two foreclosed properties.

Total deposits decreased by $5.4 million, or 3.36%, to $153.4 million at June 30, 2024 from $158.8 million at September 30, 2023. The decrease in deposits can primarily be attributed to a $13.9 million decrease in non-maturing deposits, due to seasonal fluctuations with municipal deposits, partially offset by an $8.5 million increase in time deposits. The increase in time deposits can primarily be attributed to an increase in offering rates as market and competitor rates have increased. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $32.5 million at June 30, 2024 and $42.3 million at September 30, 2023. Municipal deposits held at GS&L Municipal Bank accounted for approximately $15.2 million and $17.5 million of the uninsured deposits at June 30, 2024 and September 30, 2023, respectively. At June 30, 2024, we had $56.7 million in available liquidity with the Federal Home Loan Bank of New York and $6.3 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased to $4.9 million at June 30, 2024 from $14.0 million at September 30, 2023. The decrease in advances was primarily due to principal maturities and increase in the Bank’s internal accounts from the net stock offering proceeds.

Shareholders’ equity increased by $6.6 million, or 26.27%, to $31.7 million at June 30, 2024 from $25.1 million at September 30, 2023. The increase in shareholders’ equity was primarily a result of the completion of the second-step conversion on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. There was also a $1.5 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Financial Highlights

Net income for the three months ended June 30, 2024 was $183,000 compared to $232,000 for the three months ended June 30, 2023. Net income for the three months ended June 30, 2024 was lower than the three months ended June 30, 2023 primarily due to an increase in total interest expense and a $67,000 decrease in the unrealized loss on interest rate swap agreements as of June 30, 2024. The Company also recognized $13,000 in realized gains on sales of securities for the three months ended June 30, 2024. Interest expense for the three months ended June 30, 2024 was $387,000 compared to $187,000 for the three months ended June 30, 2023, primarily due to a $183,000 increase in interest expense on deposits.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended June 30, 2024 and also for the three months ended June 30, 2023. Net interest income for the three months ended June 30, 2024 decreased by $89,000, or 4.81%, primarily due to an increase in deposit interest expense of $183,000 and a decrease in interest income on the swap agreements hedged against borrowings of $44,000, partially offset by an increase in interest income on loans of $131,000 and a decrease in borrowing interest expense of $27,000.

Interest income increased by $111,000, or 5.49%, for the three months ended June 30, 2024 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $200,000, or 107.19%, due to the increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings offset by a decrease in Federal Home Loan Bank borrowing interest expense.

Net interest margin decreased by 10 basis points, to 4.03% compared to 4.13% for the three months ended June 30, 2024 driven primarily by an increase in interest bearing liability costs resulting from the increase in market rates over the prior year.

Provision for Credit Losses

Management recorded no credit loss provisions for the three months ended June 30, 2024 and loan loss provisions of $30,000 on loans for the three months ended June 30, 2023. Based on a review of the loans that were in the loan portfolio at June 30, 2024, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $529,000 and $700,000 at June 30, 2024 and September 30, 2023, respectively. At June 30, 2024, non-performing loans consisted primarily of residential mortgage loans. Non-performing loans included troubled debt restructurings of $435,000 at September 30, 2023.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$80	$79	$1	1.27%
Realized gain on sales of securities - AFS	13	—	13	100.00%
Earnings on investment in life insurance	38	35	3	8.57%
Earnings on deferred fees plan	3	8	(5)	62.50%
Unrealized gain (loss) on swap agreement	(27)	40	(67)	167.50%
Earnings on secondary market programs	9	10	(1)	10.00%
Other non-interest income	69	103	(34)	33.01%
Total non-interest income, net	$185	$275	(90)

The decrease in total non-interest income was primarily due to the increase in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $27,000 at June 30, 2024 compared to an unrealized gain of $40,000 at June 30, 2023. For the three months ended June 30, 2024, the Company sold three investments for a gain of $13,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$876	$911	$(35)	3.84%
Directors fees	94	71	23	32.39%
Earnings on deferred fees plan	3	8	(5)	62.50%
Building, occupancy and equipment	222	237	(15)	6.33%
Data processing	118	115	3	2.61%
Postage and supplies	29	37	(8)	21.62%
Professional fees	174	131	43	32.82%
Foreclosed assets, net	(21)	(14)	(7)	50.00%
Intangibles & deposit premium expense	104	115	(11)	9.57%
Other non-interest expense	165	236	(71)	30.08%
Total non-interest expense	$1,764	$1,847	$(83)

The decrease in total noninterest expense included a $71,000 decrease in other non-interest expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2024. There was a $43,000 increase in professional fees for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to ongoing professional services resulting from the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024, and expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded income tax benefit of $5,000 for the three months ended June 30, 2024 and income tax expense of $12,000 for the three months ended June 30, 2023. The decrease in income taxes resulted from a decrease in pre-tax book income and a change in interest income in tax exempt securities. The Company’s effective income tax rates were (2.81)% and 4.92% for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

Financial Highlights

Net income for the nine months ended June 30, 2024 was $403,000 compared to $232,000 for the nine months ended June 30, 2023. Net income for the nine months ended June 30, 2024 was higher than the nine months ended June 30, 2023 primarily due to a $575,000 increase in the unrealized loss on interest rate swap agreements as of June 30, 2024. The Company also recognized $661,000 in realized losses on sales of securities which closely matched the realized gain of $654,000 on swaps unwound for the nine months ended June 30, 2023. Interest expense for the nine months ended June 30, 2024 was $1.0 million compared to $286,000 for the nine months ended June 30, 2023. Interest expense was higher for the nine months ended June 30, 2024 primarily due to a $672,000 increase in interest expense on deposits.

Net Interest Income

Net interest income totaled $5.4 million for the nine months ended June 30, 2024, as compared to $5.8 million for the nine months ended June 30, 2023. The decrease in net interest income of $410,000, or 7.09%, was primarily due to an increase in deposit interest expense of $672,000 and an increase in borrowing interest expense of $126,000, partially offset by an increase in interest income on loans of $392,000 and $36,000 of income earned on the swap agreements hedged against borrowings.

Interest income increased by $352,000, or 5.80%, for the nine months ended June 30, 2024 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $762,000, or 266.43%, due to the increase in interest expense on deposits and Federal Home Loan Bank borrowings offset by the income earned on swap agreements hedged against certain borrowings.

Net interest margin decreased by 23 basis points, to 4.03% compared to 4.26% for the nine months ended June 30, 2024 driven primarily by an increase in interest bearing liability costs resulting from the increase in market rates over the prior year.

Provision for Credit Losses

Management recorded loan loss provisions of $68,000 on loans and $2,000 on unfunded commitments and $92,000 on loans for the nine months ended June 30, 2024 and 2023, respectively. Based on a review of the loans that were in the loan portfolio at June 30, 2024, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income (Loss)

The following table sets forth a summary of non-interest income (loss) for the periods indicated:

	Nine Months Ended June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges	$241	$248	$(7)	2.82%
Realized gain (loss) on sales of securities - AFS	13	(661)	674	101.97%
Realized gain on swap unwound	75	654	(579)	88.53%
Earnings on investment in bank owned life insurance	114	106	8	7.55%
Earnings on deferred fees plan	48	49	(1)	2.04%
Unrealized loss on swap agreements	(208)	(783)	575	73.44%
Earnings on secondary market programs	30	31	(1)	4.17%
Other non-interest income	215	260	(45)	17.31%
Total non-interest income (loss)	$528	$(96)	$624

The increase in total non-interest income (loss) was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $208,000 at June 30, 2024 compared to an unrealized loss of $783,000 at June 30, 2023. For the nine months ended June 30, 2023, the Company unwound four off-balance sheet swaps for a realized gain of $661,000 and sold fourteen investments for a loss of $654,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,620	$2,587	$33	1.28%
Directors fees	269	214	55	25.70%
Earnings on deferred fees plan	48	49	(1)	2.04%
Occupancy expense	719	749	(30)	4.01%
Data processing	344	342	2	0.58%
Postage and supplies	100	118	(18)	15.25%
Professional fees	516	357	159	44.54%
Foreclosed assets, net	(12)	18	(30)	166.67%
Intangibles & deposit premium expense	312	344	(32)	9.30%
Other non-interest expense	548	677	(129)	19.05%
Total non-interest expense	$5,464	$5,455	$9

The increase in total non-interest expense included a $159,000 increase in professional fees for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, due to professional services resulting from the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024, and expenses related to the Company’s operations as a public company. Other non-interest expense decreased $129,000 for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, due to a reduction in one-time expenses related to the acquisition of CBCV and second step conversion.

Income Taxes

The Company recorded income tax benefit of $40,000 for the nine months ended June 30, 2024 and income tax benefit of $96,000 for the nine months ended June 30, 2023. The decrease in income tax benefit resulted from an increase in pre-tax book income and a change in interest income in tax exempt securities. The Company’s effective income tax rates were (11.02)% and (70.59)% for the nine months ended June 30, 2024 and 2023, respectively.

Asset Quality

Non-performing loans were $529,000 and $700,000 at June 30, 2024 and September 30, 2023, respectively. At June 30, 2024, non-performing loans consisted primarily of residential mortgage loans. Non-performing loans included troubled debt restructurings of $435,000 at September 30, 2023.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the nine months ended June 30, 2024. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $428,000 and $523,000 for the three and nine months ended June 30, 2024 and 2023, respectively.

For the Three Months Ended June 30,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$123,313	$1,660	5.41%	$124,557	$1,529	4.92%
Securities	51,073	473	3.72%	53,088	486	3.67%
Other short term investments	825	11	5.36%	1,553	18	4.65%
Total interest-earning assets	175,211	2,144	4.92%	179,198	2,033	4.55%
Noninterest-earning assets	21,771	25,869
Total assets	$196,982	$205,067

Interest-bearing liabilities(1):
Regular savings and club deposits	56,591	18	0.13%	72,627	22	0.12%
Money market and NOW deposits(2)	48,399	18	0.15%	50,062	38	0.30%
Certificates of deposit	30,956	285	3.70%	21,291	78	1.47%
Total interest-bearing deposits	135,946	321	0.95%	143,980	138	0.38%
Federal Home Loan Bank advances and other borrowings(3)	7,133	66	3.72%	9,721	49	2.02%
Total interest-bearing liabilities	143,079	387	1.09%	153,701	187	0.49%
Noninterest-bearing demand deposits	22,226	23,913
Other noninterest-bearing liabilities	137	1,258
Total liabilities	165,442	178,872
Total shareholders’ equity	31,540	26,195
Total liabilities and shareholders’ equity	$196,982	$205,067
Net interest income	$1,757	$1,846
Net interest rate spread(4)	3.83%	4.06%
Net interest-earning assets(5)	$32,132	$25,497
Net interest margin(6)	4.03%	4.13%
Average interest-earning assets to interest-bearing liabilities	1.22	x	1.17	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,660	$1,529
Interest on loans, excluding impact of swap agreements	$1,660	$1,529

Interest on money market and NOW deposit accounts	$18	$38
Impact of swap agreements	—	30
Interest on deposits, excluding impact of swap agreements	$18	$8

Interest on borrowings	$66	$49
Impact of swap agreements	(32)	(76)
Interest on borrowings, excluding impact of swap agreements	$98	$125
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Nine Months Ended June 30,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)

Interest-earning assets(1):
Loans	$124,300	$4,890	5.25%	$124,603	$4,539	4.87%
Securities	52,423	1,474	3.76%	54,529	1,454	3.57%
Other short term investments	1,298	53	5.45%	2,291	72	4.20%
Total interest-earning assets	178,021	6,417	4.81%	181,423	6,065	4.47%
Noninterest-earning assets	24,260	24,526
Total assets	$202,281	$205,949

Interest-bearing liabilities(1):
Regular savings and club deposits	62,692	58	0.12%	79,550	70	0.12%
Money market and NOW deposits(2)	48,428	63	0.17%	52,094	(27)	(0.07)%
Certificates of deposit	29,285	735	3.35%	20,600	141	0.92%
Total interest-bearing deposits	140,405	856	0.81%	152,244	184	0.16%
Federal Home Loan Bank advances and other borrowings(3)	7,372	192	3.48%	4,751	102	2.87%
Total interest-bearing liabilities	147,777	1,048	0.95%	156,995	286	0.24%
Noninterest-bearing demand deposits	24,163	22,293
Other noninterest-bearing liabilities	214	997
Total liabilities	172,154	180,285
Total shareholders’ equity	30,127	25,664
Total liabilities and shareholders’ equity	$202,281	$205,949
Net interest income	$5,369	$5,779
Net interest rate spread(4)	3.86%	4.23%
Net interest-earning assets(5)	$30,244	$24,428
Net interest margin(6)	4.03%	4.26%
Average interest-earning assets to interest-bearing liabilities	1.20	x	1.16	x

________________________________________

(1)The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Nine Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$4,890	$4,539
Impact of swap agreements	—	41
Interest on loans, excluding impact of swap agreements	$4,890	$4,498

Interest on money market and NOW deposit accounts	$63	$(27)
Impact of swap agreements	—	(46)
Interest on deposits, excluding impact of swap agreements	63	$19

Interest on borrowings	$192	$102
Impact of swap agreements	(112)	(76)
Interest on borrowings, excluding impact of swap agreements	$304	$178
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Compared to			Compared to
	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	(15)	146	131	(4)	355	351
Securities	(19)	6	(13)	(35)	55	20
Other short term investments	(9)	2	(7)	(28)	9	(19)
Total interest-earning assets	(43)	154	111	(67)	419	352

Interest-bearing liabilities:
Regular savings and club deposits	(6)	2	(4)	(12)	—	(12)
Money market and NOW deposits	(1)	(19)	(20)	2	88	90
Certificates of deposit	48	159	207	82	512	594
Total deposits	41	142	183	72	600	672
Federal Home Loan Bank advances and other borrowings	—	17	17	5	85	90
Total interest-bearing liabilities	41	159	200	77	685	762
			—			—
Change in net interest income	(84)	(5)	(89)	(144)	(266)	(410)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At June 30, 2024, there were $4.9 million in outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow $56.7 million. Additionally, at June 30, 2024, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At June 30, 2024, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash (used in) provided by operating activities was $(3.3) million and $1.3 million for the nine months ended June 30, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $7.8 million and $2.9 million for the nine months ended June 30, 2024 and 2023. Net cash used in financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $8.7 million for the nine months ended June 30, 2024 and was $10.9 million for the nine months ended June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2024. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of June 30, 2024 or September 30, 2023.

Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At June 30, 2024 and September 30, 2023, Bancorp (on an unconsolidated basis) had liquid assets of $2.5 million and $4.6 million, respectively.

At June 30, 2024 and September 30, 2023, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2024 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Economic value of equity, or “EVE,” is an economic concept that gauges the impact of interest rate changes on fair market values of assets, liabilities, and equity. EVE captures the change in economic value of the Bank even though that change may not be reflected in our accounting books and records. EVE shows management the “capital at risk” of the Bank based on the underlying values of all components of the balance sheet. As at measure of interest rate risk, it is separate and distinct from earnings at risk. EVE is a measure of long-term interest rate risk, and earnings at risk is a measure of short-term interest rate risk.

The table below sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	6,688	(339)
+300	6,755	(272)
+200	6,842	(185)
+100	6,926	(101)
Level	7,027	—
-100	7,029	2
-200	6,906	(121)
-300	6,745	(282)
-400	6,581	(446)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
+400	36,243	(16,102)	(30.76)%	24.45%	(4.89)%
+300	39,991	(12,354)	(23.60)%	25.81%	(3.53)%
+200	43,253	(9,092)	(17.37)%	26.78%	(2.56)%
+100	46,701	(5,644)	(10.78)%	27.70%	(1.64)%
—	52,345	—	—	29.34%	—
-100	57,493	5,148	9.83%	30.46%	1.12%
-200	58,940	6,595	12.60%	30.01%	0.67%
-300	57,780	5,435	10.38%	28.58%	(0.76)%
-400	55,876	3,531	6.75%	26.84%	(2.50)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended June 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 26, 2023. Except for the risk factors set forth below, as of June 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Regulatory approvals related to our pending application for the Bank’s conversion to a national banking association charter, and our current subsequent plan to apply for the merger of GS&L Municipal Bank with and into the Bank following the completion of the charter conversion transaction, may not be approved, may take longer to receive than expected or may impose burdensome conditions that are not presently anticipated, which could impose additional costs and/or delay or prevent the completion of the proposed charter conversion and/or the proposed bank merger.

On April 19, 2024, the Bank filed an application with the OCC to convert from a New York chartered stock savings and loan association to a national banking association.  In connection with the charter conversion application, the Company will also file an application with the Federal Reserve Bank of New York to convert from a savings and loan holding company to a bank holding company. The charter conversion remains subject to regulatory approval by the OCC and the Federal Reserve, and no timeline has been established for the completion of the charter conversion transaction.  If the charter conversion is ultimately approved by the OCC and the Federal Reserve, the Company currently intends to file an application to merge GS&L Municipal Bank with and into the Bank following the completion of the charter conversion.

There can be no assurance as to whether the regulatory approvals will be received, or the timing of the approvals, with respect to the proposed charter conversion transaction and/or the proposed bank merger.  In addition, governmental entities may impose conditions on the completion of the charter conversion and/or the bank merger or require changes to the terms of the proposed charter conversion and/or the proposed bank merger. Any such conditions or changes could have the effect of delaying completion of the proposed charter conversion and/or the proposed bank merger or imposing additional costs on or limiting the revenues of the Company following the completion of the charter conversion and/or the bank merger transactions, any of which might have a material adverse effect on the Company following the completion of the charter conversion and/or the bank merger.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2024, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	August 9, 2024	By:	/s/ Robert W. Barlow
Robert W. Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)