Form 10-K
period 2024-09-30
Gouverneur Bancorp, Inc./MD/
filed 2024-12-20
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $11.6 million. The number of shares outstanding of the registrant’s common stock as of December 20, 2024 was 1,107,134 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

•our ability to access cost-effective funding;

•our ability to pay future dividends at currently expected rates;

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

i

•the inability of third-party providers to perform as expected;

•our ability to manage market risk, credit risk and operational risk in the current economic environment;

•our ability to enter new markets successfully and to capitalize on growth opportunities;

•our ability to ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, including those acquired from Citizens Bank of Cape Vincent in September 2022, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

GS&L Municipal Bank. The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. The Bank formed GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2024, GS&L Municipal Bank had $21.4 million in deposits. GS&L Municipal Bank is not authorized under New York law to make loans or to exercise certain fiduciary powers.

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

Acquisition of Citizens Bank of Cape Vincent

On September 16, 2022, we acquired Citizens Bank of Cape Vincent, a New York-chartered stock commercial bank headquartered in Cape Vincent, New York. At the effective time of the merger, Citizens Bank of Cape Vincent was merged with and into the Bank and each Citizens Bank of Cape Vincent stockholder became entitled to receive $1,056.11 in cash for each share of Citizens Bank of Cape Vincent common stock that they held at the effective time of the merger. The fair value of the assets acquired as a result of the acquisition totaled $81.9 million, loans totaled $37.0 million and deposits totaled $77.2 million. Goodwill recorded in the acquisition was $4.2 million. We completed the acquisition to further expand our footprint and competitive position in Jefferson County and the Lake Ontario, St. Lawrence River communities, to offer expanded products and services to Citizens Bank of Cape Vincent’s and the Bank’s customer bases, and to enhance our operational opportunities and future earnings.

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

One- to Four-Family Residential Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes, including second vacation homes and cottages, in our market area. Our one- to four-family residential loans totaled $103.6 million, or 82.4% of our total loan portfolio, at September 30, 2024.

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

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-

rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Our largest one- to four-family residential loan at September 30, 2024 was an owner-occupied one- to four-family residential loan for $630,000 secured by a single-family residence located in Chaumont, New York, $614,000 of which is outstanding. This loan is performing in accordance with its terms.

Commercial Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by commercial real estate, including multi-family residential real estate. Our commercial real estate and multi-family residential real estate loans are generally secured by office buildings, retail and mixed-use properties, apartment buildings, and owner-occupied properties used for businesses. At September 30, 2024, our commercial real estate loan portfolio totaled $11.2 million, or 8.9% of our total loan portfolio.

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

Our largest commercial real estate and multi-family residential real estate loan at September 30, 2024 had an outstanding balance of $542,000. This loan is secured by an automobile collision center and car wash located in Gouverneur, New York and is performing in accordance with its terms.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 12 months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $1.9 million, or 1.5% of our total loan portfolio, at September 30, 2024. At September 30, 2024, our largest outstanding residential construction loan was for $360,000, all of which was disbursed and outstanding, and was made to finance the construction of a residence located in Hammond, New York. This loan is performing in accordance with its terms. We also require periodic inspections of the property during the term of the construction.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction. In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by agreed upon release prices at the outset of the loan sufficient to liquidate the loan prior to the final sale. In the case of a commercial construction loan, the construction period may be up to 12 months. Loans are generally made to a maximum of 70% on commercial loans of the lower of the cost or the appraised market value as determined by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. At September 30, 2024, there were no outstanding commercial construction loans.

We also offer land loans to individuals on approved residential building lots for personal use. The land loans in our loan portfolio have terms of up to 15 years and a maximum loan to value ratio of 65% of the appraised value. At September 30, 2024, our largest outstanding land loan was for $95,000, and was secured by land located in Wellesley Island, New York. This loan is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At September 30, 2024, such loans totaled $1.6 million, or 1.3% of our total loan portfolio.

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to the Prime Rate plus and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indices plus a spread, if the amortization or maturity of the loan is longer. At September 30, 2024, such loans totaled $1.9 million, or 1.5% of our total loan portfolio.

Consumer Loans. We offer a variety of consumer loans to our customer base, which include loans for automobiles, motorcycles, campers, boats and other recreational vehicles, as well as personal secured and unsecured loans. At September 30, 2024, such loans totaled $5.5 million, or 4.4% of our total loan portfolio.

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

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained, which enables us to retain customer contact following the loan sale. We sold $356,000 of loans during the year ended September 30, 2024 and sold no loans during the year ended September 30, 2023.

As of September 30, 2024, we had one outstanding sold commercial loan participation for $199,000 and for which we are the lead lender. This loan is performing in accordance with its terms.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain and property valuations. Our board of directors has established a Loan Committee, consisting of two directors and two officers.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the seniority of the officer, the type of loan and the underlying security. Our President and Chief Executive Officer has aggregate approval authority of up to $300,000 for residential and commercial real estate loans and secured commercial loans, $200,000 for secured consumer loans and $50,000 for unsecured commercial and consumer loans. Senior lenders may approve up to $250,000 for residential and $225,000 for commercial real estate loans, $50,000 for commercial secured, $70,000 for consumer secured, $10,000 for commercial unsecured and $25,000 for consumer unsecured. Individual loan officers generally can approve residential loans of up to $200,000 for and $75,000 for commercial real estate loans, $25,000 for secured commercial loans, $50,000 for secured consumer loans and $3,500 for unsecured commercial and consumer loans. The Loan Committee generally may approve residential and commercial real estate loans and secured commercial loans of up to $400,000, secured commercial loans up to $400,000, consumer loans of up to $250,000, commercial unsecured up to $75,000 unsecured consumer loans of up to $50,000. Any loans in excess of these amounts must be approved by the board of directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At September 30, 2024, our regulatory lending maximum was $4.9 million. We have an internal loan to one borrower limit of $1.0 million, which is below our regulatory lending maximum.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. At September 30, 2024, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years, corporate bonds, and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less.

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

Interest Rate Swap and Hedging Activities

We use derivative instruments as a risk management tool and have entered into several interest rate swap agreements whereby we pay a fixed rate and receive a variable rate on a notional amount. The notional amount of the swap agreements at September 30, 2024 and September 30, 2023 was $3.0 million and $5.5 million, respectively. We enter into these arrangements to hedge the cost of certain funding sources and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings, and gains are the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates.

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

Borrowings.  If necessary, we borrow from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at September 30, 2024. At September 30, 2024, we had the ability to borrow an additional $59.3 million from the Federal Home Loan Bank of New York. Additionally, at September 30, 2024, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2024, there were no outstanding balances under any of these additional credit facilities.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2024, both the Bank and GS&L Municipal Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for financial institutions with assets of less than $10 billion a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community financial institution with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2020. A qualifying financial institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. A financial institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. As of September 30, 2024, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a

Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of September 30, 2024, both the Bank and GS&L Municipal Bank were a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

Qualified Thrift Lender Test.  As an insured savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the QTL test must operate under specified restrictions on new activities, branching, the issuance of dividends, and other restrictions. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At September 30, 2024, the Bank satisfied the QTL test.

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

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Bank’s second-step conversion and offering, which was completed on October 31, 2023; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Personnel

At September 30, 2024, we had 40 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank.

The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2024, GS&L Municipal Bank had $21.4 million in deposits. GS&L Municipal Bank is regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as the executive officers of the Company and the Bank:

Name	Position
Robert W. Barlow	President and Chief Executive Officer
James D. Campanaro	Vice President and Chief Financial Officer
Sadie M. Hall	Vice President and Chief Operating Officer / Compliance Officer

Below is information regarding our executive officers who are not also a director. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of September 30, 2024.

James D. Campanaro has been serving as the Vice President and Chief Financial Officer of the Company and Bank since May 2024. He began his career at the Bank in January 2017 as an accountant and advanced to senior accountant by June 2022. In December 2023, he was promoted to Vice President of Accounting. Mr. Campanaro holds a Bachelor's degree in Accounting and an MBA in Accounting from Alfred University, where he was inducted into the Pacioli Honor Society in Accounting. He earned the Certified Management Accountant (CMA) designation in July 2021 and the Certified in Strategy and Competitive Analysis (CSCA) certification in November 2021, both from the Institute of Management Accountants (IMA). He is an active member of the IMA and the Financial Managers Society (FMS), demonstrating his dedication to financial management and strategic analysis. Age 30.

Sadie M. Hall was hired as an accountant with the Bank in September 2012 and was named Compliance Officer and Assistant Vice President in February 2015. Mrs. Hall was named Vice President in January 2021 and, in December 2023, was also appointed to serve as Chief Operating Officer of the Company and the Bank effective as of January 3, 2024. She earned the Certified Regulatory Compliance Manager designation in May 2018 also currently serves as the BSA/OFAC Officer for the Bank. Mrs. Hall is a member of the Clifton Fine Hospital board and the Samaritan Medical Center Board of Trustees. In addition, Mrs. Hall is part owner of AJs Portables LLC in Lisbon, New York. Age 34.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our longer-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. In addition, the high percentage of fixed rate loans in our one- to four-family residential real estate loan portfolio, which totaled 57.6% of our total loan portfolio at September 30, 2024, would also contribute to the negative effect on our profitability in a rising interest rate environment. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. At September 30, 2024, assuming a 400-basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $14.9 million, or 30.71%.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities and interest rate swap derivatives which generally decrease when market interest rates rise, and ultimately affect our earnings. During the years ended September 30, 2024 and 2023, we incurred other comprehensive gains of $2.5 million and $165,000, respectively, related to net changes in unrealized holding gains (losses) in the available-for-sale investment securities portfolio caused by fluctuations in market interest rates during the period and changes in post-retirement benefits.

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

We depend upon our senior management team to direct our strategy and operations. Effective April 14, 2023, Charles C. Van Vleet, Jr., our former longtime President and Chief Executive Officer and a member of our board of directors, was appointed to assume the duties of President and Chief Executive Officer on an interim basis while we undertook a search for a permanent replacement for our former President and Chief Executive Officer, who resigned effective as of that same date. Effective March 27, 2024, following the completion of our search, Robert W. Barlow was appointed to succeed Mr. Van Vleet as President and Chief Executive Officer of the Company and the Bank. In addition, Kimberly A. Adams, who served as our Vice President and Chief Financial Officer since 2010, retired from this role in May of 2024. Effective May 31, 2024, James D. Campanaro succeeded Ms. Adams as our Vice President and Chief Financial Officer. The transition to a new executive management team may result in a gap in institutional knowledge relative to our prior management team. In addition, as with any change in personnel at a senior management level, there will be a period of transition as our executive management team assimilates into their new roles. Although our current President and Chief Executive Officer has extensive experience in the financial services industry, we also anticipate that he will need time to develop a full understanding of the detailed operations of our institution, market area and customer base before he reaches full effectiveness. During this transition period, we could experience operational disruptions, and the implementation of our business strategy and growth plans could be negatively affected or delayed. As a result, our ability to successfully transition the operation of our company to new management, and to do so in a timely manner, may have a negative effect on our business results.

Risks Related to Our Recent Acquisition of Citizens Bank of Cape Vincent

We are subject to certain risks in connection with our recent acquisition of Citizens Bank of Cape Vincent.

On September 16, 2022, we acquired Citizens Bank of Cape Vincent, a New York-chartered stock commercial bank headquartered in Cape Vincent, New York. At the effective time of the merger, Citizens Bank of Cape Vincent was merged with and into the Bank and each Citizens Bank of Cape Vincent stockholder became entitled to receive $1,056.11 in cash for each share of Citizens Bank of Cape Vincent common stock that they held at the effective time of the merger. Mergers and acquisitions, such as our acquisition of Citizens Bank of Cape Vincent, involve a number of risks and challenges, including (1) our ability to achieve planned synergies, such as projected cost savings resulting from increased scale, and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, despite management devoting sufficient time to the ordinary operations of the business, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into Federal Deposit Insurance Corporation receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At September 30, 2024, we had $59.3 million in available liquidity with the Federal Home Loan Bank of New York and $6.4 million in cash and cash equivalents, which was sufficient to cover 100% of our total $17.9 million uninsured and uncollateralized deposits. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The announced special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in Federal Deposit Insurance Corporation insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Risks Related to Liquidity and Dividend Matters

Insufficient liquidity could impair our ability to fund operations, pay dividends on outstanding shares of our stock, and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the Federal Home Loan Bank of New York, and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations, pay dividends on outstanding shares of our stock, and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.

On October 21, 2024, the Company declared a semi-annual dividend of $0.08 per share payable on November 18, 2024 to shareholder of record as of the close of business on November 4, 2024. The Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the Bank’ second-step conversion. The source of dividends will depend on the net proceeds of the October 2023 second-step conversion offering retained by the Company and earnings thereon, and dividends from the Bank. In addition, the Company is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Federal Reserve Board policy also provides that a holding company should consult with the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  Under New York state banking law, New York State chartered savings associations may declare and pay dividends out of the balance of net profits after net worth exceeds ten percent of capital (which we refer to as the “undivided profits” of the savings and loan association) upon approval by the board of directors, unless there is an impairment of capital. Pursuant to Federal Reserve Board regulations, the Company may not make a distribution that would constitute a return of capital during the three years following the completion of the Bank’s second-step conversion.  As a result, we cannot assure you that we will continue to pay dividends in the future, or that any such dividends that we have historically paid will not be reduced or eliminated in the future.

Risks Related to Our Lending and Deposit Activities

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2024, $103.6 million, or 82.4%, of our loan portfolio was secured by one- to four-family residential loans and we intend to continue to make loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses, that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for credit losses. Management also recognizes that significant new growth in our loan portfolio, new loan products and the refinancing of existing loans can result in unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

The Financial Accounting Standards Board has delayed the effective date of the Current Expected Credit Loss, or CECL, standard. CECL became effective for the Company and the Bank on October 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This represents a change from the former method of providing allowances for loan losses that are incurred or probable, and required us to increase our allowance for loan losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of our allowance for credit losses. Under the former method, there was no reserve calculated for the acquired Citizens Bank of Cape Vincent loans with the net discount covering the calculated reserve amount. According to current CECL guidance, prior discounts are not utilized to offset CECL reserves. We will continue to accrete all of the discount into income. The initial adjustment for the reserve made on October 1, 2023 was for $465,000. Although this adjustment was not reported in earnings and therefore will not have any material impact on our consolidated results of operations, it did make an impact on our consolidated financial position at the date of adoption of this ASU. On adoption date, $367,000 of the adjustment was recognized in retained earnings, with the remaining $98,000 recognized in deferred tax assets.

In addition, bank regulators periodically review our allowance for credit losses and as a result of such reviews, we may decide to adjust our allowance for credit losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of our management. Material additions to the allowance would materially decrease our net income and may have a material adverse effect on our financial condition, results of operations and capital.

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

Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits. As of September 30, 2024, GS&L Municipal Bank, the New York-chartered limited purpose commercial bank subsidiary of the Bank, held $21.4 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income.

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local economic conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;
●	we may increase our allowance for credit losses;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to maintain our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In addition, although we did not have any brokered deposits at September 30, 2024, we may utilize brokered deposits to fund loan growth in the future, which may be a more expensive source of funding and have an adverse effect on our net interest margin and profitability.

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

The Bank is subject to extensive regulation, supervision and examination by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company regards information and data as valuable assets. As a result, we have implemented safeguards to protect corporate informational and data assets. Associated and established technology resources maintain the integrity, availability, and privacy of confidential information of the respective assets. Additionally, we maintain a similar risk-based approach to our third-party vendors including identifying and overseeing cybersecurity risks they present.

Integration into Overall Risk Management System

The Company employs comprehensive methodologies for risk assessment and diligently identifies and evaluates potential cybersecurity threats and vulnerabilities across our systems, networks and data assets. This process involves regular examinations of emerging threats, conducting penetration tests, vulnerability scanning and thorough analysis of industry-specific risks.

The Company continues to expand investments in information technology security, including continuous end-user training, layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting.

The Company’s Manager of Information Technology & Facilities (the “IT Manager”) is responsible for completing additional mandatory training to understand the processes, procedures, and technical requirements for securing information assets across the Company.

The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network or ransomware. Cybersecurity threats that are identified and deemed material are escalated and communicated directly to the board of directors, in collaboration with relevant information technology personnel, insurance providers, legal counsel and, when necessary, external cybersecurity firms specializing in forensic investigations.

The Company sets forth enterprise-wide coordinated responses to identified threats, ensuring timely mitigation and remediation, and facilitating awareness and communication. Training sessions are held regularly at the senior and executive management levels to validate roles and responsibilities, and response protocols respective to cybersecurity threats.

Third-Party Access

The Company has a fully integrated third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each of the vendors based on an assessment of the vendor and its access to networks, systems, and confidential information. An assessment is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended September 30, 2024. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Cybersecurity Governance

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has oversight responsibilities to ensure effective governance in managing these risks because it recognizes the significance of these threats to our operational integrity, shareholder and customer confidence and reputation.

Board of Directors Oversight

The board of directors is responsible for the oversight of cybersecurity risk management and is composed of members with expertise in risk management, technology, and finance, thereby equipping them to manage and prevent cybersecurity risks effectively.

Management’s Role in Managing Risk

The IT Manager plays a pivotal role in informing the board of directors on cybersecurity risks. The IT Manager and members of senior management meet regularly and provide comprehensive briefings to both the board of directors. These briefings encompass a broad range of topics, including:

●	the current cybersecurity landscape and emerging threats;
●	the status of ongoing cybersecurity initiatives and strategies;
●	incident reports and issued identified from any cybersecurity events; and
●	compliance with regulatory requirements and industry standards.

 In addition to our regularly scheduled board meetings, the IT Manager regularly communicates with senior staff regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the board, ensures the board’s oversight is proactive and responsive. The board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The board closely reviews these reports of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Cyber Risk Management Personnel

The IT Manager directly reports to senior management. The IT Manager regularly meets with senior management to update and discuss any cybersecurity risks and incidents affecting the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

 Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with our IT Manager, whose over eleven years of information technology experience in the financial services industry has provided him with in-depth knowledge and experience which are instrumental in developing and executing our cybersecurity strategies.

Monitoring Cybersecurity Incidents

 The IT Manager and other information security staff utilizes vendor relationships and various other internet based daily updates for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The IT Manager provides structure for clear processes to ensure the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we believe we are equipped with a well-defined Incident Response Plan that is adequately resourced. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

ITEM 2.PROPERTIES

We conduct business through our five branch offices located in Jefferson and St. Lawrence Counties in New York. At September 30, 2024, we owned four of our branch office locations and leased one of our branch office locations. At September 30, 2024, the total net book value of our land, buildings, furniture, fixtures and equipment was $2.9 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At September 30, 2024, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTCQB Marketplace (OTCQB) under the symbol “GOVB.”

Holders

The number of shareholders of record of the Company at December 13, 2024 was 216.

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. On October 21, 2024, the Company declared a semi-annual dividend of $0.08 per share payable on November 18, 2024 to shareholder of record as of the close of business on November 4, 2024. This is the first cash dividend for the Company since the completion of the Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization. We cannot assure you that we will continue to pay dividends in the future, or that any such dividends that we have historically paid will not be reduced or eliminated in the future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Share Repurchases

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of the Bank’s second-step conversion, which was completed on October 31, 2023. The Company did not repurchase any shares of its common stock during the quarter or fiscal year ended September 30, 2024.

On December 11, 2024, the Company announced that its board of directors has approved a stock repurchase program to acquire up to 55,356 shares, or approximately 5.0%, of the Company’s outstanding common stock.  Under the stock repurchase program, repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time depending on market conditions and other factors.  The stock repurchase program was adopted following the Company’s consultation with the Federal Reserve Board.

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

Executive Summary

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and club accounts, NOW and money market accounts and time certificates. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges, unrealized gains (losses) on swap agreements, earnings on bank owned life insurance and loan servicing fees. Non-interest expense currently consists primarily of salaries and employee benefits, directors’ fees, occupancy and data processing expense and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Business Strategy

As a community-minded financial institution, we focus on serving the financial needs of local individuals, businesses and municipalities by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities. Our current business strategy consists of the following:

●Continuing to emphasize residential mortgage lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area. As of September 30, 2024, $103.5 million, or 82.35%, of our total loan portfolio consisted of one- to four-family mortgage loans. Our primary market area, which is located in the northernmost region of New York state, borders the St. Lawrence River and includes private and public lands that are attractive vacation destinations. As a result, our one to four-family residential mortgage loan portfolio also includes loans made to purchase second vacation homes and cottages. We have primarily originated residential mortgage loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide customers with alternatives for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity and pricing alternatives. Through our marketing efforts, our reputation, pricing and strong relationships with real estate agents, we attract mortgage loan business from walk-in customers, customers that apply online and existing customers. We believe that there are opportunities to increase our residential mortgage lending in our market area, and we intend to continue our emphasis on originating one- to four-family loans that meet our underwriting standards.
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
●Increasing municipal deposits as a cost-effective source of funds to help generate future spread income.  To enhance our deposit taking activities, the Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. We maintain GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-

chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. As of September 30, 2024, GS&L Municipal Bank held $21.4 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. We have devoted significant time and resources to forming GS&L Municipal Bank and establishing the infrastructure necessary for GS&L Municipal Bank to operate effectively, and we believe there are opportunities to continue to increase municipal deposits as a cost-effective source of funds to help generate additional income in the future. Accordingly, we intend to continue to solicit municipal deposits through GS&L Municipal Bank by leveraging our management team’s existing relationships with local municipalities and governmental entities located in our primary market area.
●Grow organically and through opportunistic expansion.  Following our acquisition of Citizens Bank of Cape Vincent in September 2022, our primary intention is currently to grow our balance sheet organically and use our capital to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities primarily include establishing loan production offices, establishing new, or de novo, branch offices (including micro branch offices) and/or acquiring branch offices. Consistent with this strategy, in January 2025, we expect to open a new loan production office in Potsdam, New York.
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

Summary of Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this filing.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $901,000 as of September 30, 2024 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

To determine the total allowance for credit losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for credit losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

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

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for credit losses for loans that share common risk characteristics to recognize the expected lifetime credit losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general credit loss allowance is determined by segregating the loans by loan category and using historical experience, current conditions, and reasonable and supportable forecasts to estimate the expected lifetime credit losses inherent. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for credit losses in accordance with accounting principles generally accepted in the United States of America, as an integral part of their examination process, regulators will periodically review our allowance for credit losses. The regulators may have judgments different than managements, and we may determine to increase our allowance as a result of these regulatory reviews.

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

Balance Sheet Analysis

General

Total assets decreased by $8.6 million, or 4.19%, to $197.3 million at September 30, 2024 from $205.9 million at September 30, 2023. The decrease in assets was primarily due to a decrease in cash and cash equivalents of $4.0 million, a decrease in acquired loans of $4.0 million, and a decrease in securities of $1.3 million, partially offset by an increase in originated loans of $3.3 million.  Total loans, net of the allowance for credit losses, decreased by $1.2 million, or 0.93%, to $124.2 million at September 30, 2024 from $125.4 million at September 30, 2023. The decrease in loans, net of the allowance for credit losses, was primarily due to a decrease in net loans acquired from Citizens Bank of Cape Vincent of $4.0 million and the transition adjustment of the adoption of CECL, which resulted in an increase in the allowance for credit losses on loans of $436,000, partially offset by an increase in newly originated loans of $3.3 million. During 2024, there was a $70,000 provision for credit loss and $86,000 charged-off against non-performing loans.

Cash and cash equivalents decreased by $4.0 million, or 38.79%, to $6.4 million at September 30, 2024 from $10.4 million at September 30, 2023. The decrease in cash can primarily be attributed to a decrease in Federal Home Loan Bank advances, partially offset by a net inflow of customer deposits and proceeds from securities maturing.

Securities available for sale decreased by $1.3 million, or 2.74%, to $45.3 million at September 30, 2024 from $46.6 million at September 30, 2023. The decrease was primarily due to principal paydowns and maturities, partially offset by an increase to the market value of the portfolio.

There was no foreclosed real estate at September 30, 2024, down from $101,000 at September 30, 2023 due to the sale of two other real estate owned (“REO”) properties. Due to the low number of REO properties, year over year balances can fluctuate significantly.

Accrued interest receivable and other assets decreased by $497,000, or 9.95%, to $4.5 million from $5.0 million at September 30, 2023 primarily due to a decrease in the net deferred tax balance of $330,000 and a $240,000 decrease in the market value on swaps.  This decrease was partially offset by a $175,000 increase in the loans in process account at fiscal year-end.

Total deposits increased by $1.1 million, or 0.71%, to $159.9 million at September 30, 2024 from $158.8 million at September 30, 2023. The increase in deposits can primarily be attributed to a $11.7 million increase in time deposits, partially offset by a $10.6 million decrease in non-maturing deposits, due to seasonal fluctuations with municipal deposits. The increase in time deposits can primarily be attributed to an increase in offering rates as market and competitor rates increased during the fiscal year.

There were no Federal Home Loan Bank advances at September 30, 2024 and $14.0 million in advances at September 30, 2023. The decrease in advances was primarily due to principal maturities and increase in the Bank’s internal accounts from the net stock offering proceeds in October 2023 following the completion of the second-step conversion.

Shareholders’ equity increased by $7.7 million, or 30.50%, to $32.8 million at September 30, 2024 from $25.1 million at September 30, 2023. The increase in shareholders’ equity was primarily a result of the completion of the second-step conversion on October 31, 2023, at which time the Company sold, for gross proceeds of $7.2 million, a total of 723,068 shares of common stock at $10.00 per share, including 57,845 shares sold to the Bank’s employee stock ownership plan. There was also a $2.5 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component.

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

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 16 of the notes to consolidated financial statements provided in this filing.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at September 30, 2024, we had $1.1 million of loans in process.

	September 30,
	2024		2023
	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family residential	$103,521	82.35%	$102,251	80.76%
Commercial	11,239	8.94%	11,490	9.08%
Construction	1,945	1.54%	2,265	1.79%
Home equity loans and lines of credit	1,643	1.31%	2,963	2.34%
Commercial loans	1,843	1.47%	1,501	1.19%
Consumer loans:
Automobile	2,528	2.01%	3,027	2.39%
Passbook	437	0.35%	267	0.21%
Other consumer	2,559	2.03%	2,841	2.24%

Add:
Net deferred loan fees	437	—	437	—
Less:
Net discount on acquired loans	(832)	—	(992)	—
Allowance for losses	(1,063)	—	(623)	—
Total net loans	$124,257	—	$125,427	—

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential Real	Commercial
September 30, 2024	Estate	Real Estate	Construction	Commercial	Consumer	Total

	(In thousands)

Amounts due in:
One year or less	$207	$509	$1,930	$299	$142	$3,087
More than one to five years	1,975	6,749	—	673	3,968	13,365
More than five to 15 years	28,746	1,421	—	793	1,160	32,120
More than 15 years	73,246	2,244	—	37	158	75,685
Total	$104,174	$10,923	$1,930	$1,802	$5,428	$124,257

Fixed and Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at September 30, 2024 that are contractually due after September 30, 2025.

	Due After September 30, 2025
At September 30, 2024	Fixed	Adjustable	Total

	(In thousands)

Real estate loans:
One- to four-family residential	$67,504	$32,858	$100,362
Commercial	7,553	2,861	10,414
Construction	—	—	—
Home equity loans and lines of credit	1,962	1,643	3,605
Commercial loans	1,215	288	1,503
Consumer loans:
Automobile	2,639	—	2,639
Passbook	197	15	212
Other consumer	2,435	—	2,435
Total loans	$83,505	$37,665	$121,170

Securities

Our investment portfolio consists primarily of municipal bonds, mortgage-backed securities and U.S. government agency bonds.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale investment securities portfolio at September 30, 2024 are summarized in the table below. We did not have any held-to-maturity investment securities as of September 30, 2024. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
September 30, 2024	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds, treasuries, agencies, other government-sponsored enterprises	$2,381	4.15%	$11,180	4.14%	$6,640	3.83%	$13,598	3.25%	$33,799	$32,169	3.72
Residential mortgage-backed securities	—	—%	2,762	4.34%	7,859	4.00%	716	3.07%	11,337	11,171	4.02
SBA-guaranteed debenture	—	—%	1,065	5.62%	935	4.74%	—	—%	2,000	2,008	5.21
Total	$2,381	4.15%	$15,007	4.28%	$15,434	3.97%	$14,314	3.24%	$47,136	$45,348	3.86

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

	At
	September 30,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Noninterest-bearing demand deposits	$17,515	10.96%	0.00%	$25,052	15.78%	0.00
Regular savings and other deposits	57,940	36.23%	0.10%	66,570	41.93%	0.10
NOW and money market deposits	48,167	30.12%	0.29%	42,625	26.84%	0.35
Time deposits and certificates of deposit	36,280	22.69%	3.98%	24,531	15.45%	2.61
Total	$159,902	100.00%	—	$158,778	100.00%	—

We did not have any brokered deposits at September 30, 2024 or 2023.

Uninsured deposits, which are the portion of deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits, currently set at $250,000, were approximately $37.2 million at September 30, 2024 and $42.3 million at September 30, 2023. GS&L Municipal Bank accounted for approximately $19.3 million and $17.5 million of the uninsured deposits at September 30, 2024 and September 30, 2023, respectively. At September 30, 2024, we had $68.3 million in available liquidity with the Federal Home Loan Bank of New York and other borrowing sources and $6.4 million in cash and cash equivalents, which was sufficient to cover 100% of our total $17.9 million uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

The following table sets forth the maturity of the uninsured certificates of deposit as of September 30, 2024.

At
September 30, 2024
(In thousands)
Maturity Period:
Three months or less	$1,638
Over three through six months	817
Over six through twelve months	1,819
Total	$4,274

Results of Operations for the Fiscal Years Ended September 30, 2024 and 2023

Financial Highlights

Net income for the year ended September 30, 2024 was $539,000 compared to net income of $317,000 for the year ended September 30, 2023. Net income for the year ended September 30, 2024 was higher than the year ended September 30, 2023 primarily due to a $562,000 increase in the unrealized gain (loss) on interest rate swap agreements.  The increase in net income was also impacted by a $13,000 realized gain on sale of securities and $75,000 realized gain on swaps unwound. Total interest income increased $403,000 which was offset by interest expense increasing $848,000 with market interest rates and competitor rates increasing.

Net Interest Income

Net interest income totaled $7.1 million for the year ended September 30, 2024, as compared to $7.6 million for the year ended September 30, 2023. The decrease in net interest income of $445,000, or 5.87%, was primarily due to an increase in deposit interest expense of $888,000, partially offset by an increase in total interest income of $403,000 and a decrease in borrowing interest expense of $33,000.

Interest income increased by $403,000, or 4.93%, due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing. Interest expense increased by $848,000, or 148.77%, due to an increase in the cost of interest-bearing liabilities by 64 basis points from 0.69% to 1.33%. Net interest margin decreased by 16 basis points, or 0.16%, during the year ended September 30, 2024 to 4.03% compared to 4.19% at September 30, 2023.

Provision for Credit Losses

Management recorded credit loss provisions of $70,000 and $122,000 for the years ended September 30, 2024 and 2023, respectively. During 2024, we charged-off a total of $86,000 against non-performing loans. During 2023, we charged-off a total of $126,000 against non-performing loans. We recorded recoveries of $15,000 and $6,000 during the years ended September 30, 2024 and 2023, respectively.

Based on a review of the loans that were in the loan portfolio at September 30, 2024, management believes that the allowance for credit losses is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges	$327	$331	$(4)	1.33%
Realized gain (loss) on sales of securities - AFS	13	(661)	674	101.97%
Realized gain on swap unwound	75	654	(579)	88.53%
Loss on disposal of premises and equipment, net	(14)	—	(14)	—%
Earnings on investment in bank owned life insurance	154	142	12	8.45%
Earnings on deferred fees plan	78	41	37	90.24%
Unrealized loss on swap agreements	(240)	(802)	562	70.07%
Earnings on secondary market programs	45	42	3	7.14%
Other non-interest income	334	324	10	2.96%
Total non-interest income	$772	$71	$701

The increase in total non-interest income was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $240,000 at September 30, 2024 compared to an unrealized loss of $802,000 at September 30, 2023. For the year ended September 30, 2024, the Company unwound two off-balance sheet swaps for a realized gain of $75,000 and sold four investments for a gain of $13,000.  For the year ended September 30, 2023, the Company unwound four off-balance sheet swaps for a realized gain of $654,000 and sold fourteen investments for a loss of $661,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,563	$3,442	$121	3.50%
Occupancy expense	955	999	(44)	4.44%
Other non-interest expense	749	920	(171)	18.59%
Professional fees	671	529	142	27.08%
Data processing	465	459	6	1.31%
Intangibles & deposit premium expense	416	459	(43)	9.37%
Directors fees	364	282	82	29.08%
Postage and supplies	119	147	(28)	19.05%
Earnings on deferred fees plan	78	41	37	90.24%
Foreclosed assets, net	(7)	30	(37)	123.33%
Total non-interest expense	$7,373	$7,308	$65

The increase in 2024 total non-interest expense included a $142,000 increase in professional fees due to professional services resulting from the Bank’s second step conversion, which was completed during the first quarter of fiscal year 2024, and expenses related to the Company’s operations as a public company. Directors’ fees increased $82,000 over the same period due to partial directors’ fees being paid at the mutual holding company level prior to the second step conversion and now through the new stock holding company. Other non-interest expense decreased $171,000 for the year ended September 30, 2024, as compared to the year ended September 30, 2023, due to a reduction in one-time expenses related to the acquisition of CBCV and the second step conversion.

Income Taxes

The Company recorded an income tax benefit of $63,000 and $84,000 for the years ended September 30, 2024 and 2023, respectively. The decrease in income tax benefit resulted from an increase in pre-tax book income and a change in interest income in tax-exempt securities. The Company’s effective income tax rates were (13.24%) and (36.05%) for the years ended September 30, 2024 and 2023, respectively. The income tax benefit in both 2024 and 2023 primarily reflects the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Average Balances and Yields

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $437,000 for the years ended September 30, 2024 and 2023. Loan balances exclude loans held for sale.

For the Year Ended September 30,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)

Interest-earning assets(1):
Loans	$124,159	$6,544	5.27%	$124,804	$6,119	4.90%
Securities	51,095	1,913	3.74%	54,145	1,949	3.60%
Other short-term investments	2,041	108	5.29%	2,145	94	4.38%
Total interest-earning assets	177,295	8,565	4.83%	181,094	8,162	4.51%
Noninterest-earning assets	23,718	24,833
Total assets	$201,013	$205,927

Interest-bearing liabilities(1):
Regular savings and club deposits	61,332	79	0.13%	76,964	93	0.12%
Money market and NOW deposits(2)	48,577	70	0.14%	51,208	(9)	(0.02)%
Certificates of deposit	30,714	1,084	3.53%	20,973	261	1.24%
Total interest-bearing deposits	140,623	1,233	0.88%	149,145	345	0.23%
Federal Home Loan Bank advances and other borrowings(3)	5,741	185	3.22%	6,677	225	3.37%
Total interest-bearing liabilities	146,364	1,418	0.97%	155,822	570	0.37%
Noninterest-bearing demand deposits	23,720	23,362
Other noninterest-bearing liabilities	273	1,054
Total liabilities	170,357	180,238
Total shareholders’ equity	30,656	25,689
Total liabilities and shareholders’ equity	$201,013	$205,927
Net interest income	$7,147	$7,592
Net interest rate spread(4)	3.86%	4.14%
Net interest-earning assets(5)	$30,931	$25,272
Net interest margin(6)	4.03%	4.19%
Average interest-earning assets to interest-bearing liabilities	1.21	x	1.16	x
(1)	The table on the following page provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Year Ended September 30,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$6,544	$6,119
Impact of swap agreements	—	41
Interest on loans, excluding impact of swap agreements	$6,544	$6,078

Interest on money market and NOW deposit accounts	$70	$(9)
Impact of swap agreements	(10)	(46)
Interest on deposits, excluding impact of swap agreements	80	$37

Interest on borrowings	$185	$225
Impact of swap agreements	(132)	(125)
Interest on borrowings, excluding impact of swap agreements	$317	$350

(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowings.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	Year Ended September 30, 2024
	Compared to
	Year Ended September 30, 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	(32)	457	425
Securities	(111)	75	(36)
Other short-term investments	(5)	19	14
Total interest-earning assets	(148)	551	403

Interest-bearing liabilities:
Regular savings and club deposits	(21)	7	(14)
Money market and NOW deposits	1	78	79
Certificates of deposit	165	658	823
Total deposits	145	743	888
Federal Home Loan Bank advances and other borrowings	(30)	(10)	(40)
Total interest-bearing liabilities	115	733	848
			—
Change in net interest income	(263)	(182)	(445)

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

Management of Credit Risk.  The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, an excellent knowledge of the communities we lend in, and significant levels of monitoring. Our lending practices include conservative exposure limits and underwriting, extensive documentation and collection standards. Our credit risk management strategy also emphasizes diversification at the borrower level as well as regular credit examinations, continuous site visits by executive management and management reviews of large credit exposures and credits that might experience deterioration of credit quality. Our credit quality indicators are described in Note 6 to the consolidated financial statements included in this filing.

Analysis of Classified and Non-Performing Assets

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

An insured institution is required to establish allowances for credit losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation.

Non-Performing Assets.  The table below sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $402,000 as of September 30, 2023. There were no non-accruing loans modified with financial difficulty as of September 30, 2024.

	At September 30,
	2024	2023

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$777	$186
Commercial	67	402
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial loans	16	—
Consumer loans:
Automobile	14	—
Passbook	—	—
Other consumer	—	9
Total non-accrual loans	$874	$597

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	$—	$101
Commercial	—	—
Construction	—	—
Total real estate owned	$—	$101

Total non-performing assets	$874	$698

Total non-accruing troubled debt restructured loans or loans modified with financial difficulty	$—	$402
Total non-performing loans to total loans(1)	0.70%	0.48%
Total non-accruing loans to total loans	0.70%	0.13%
Total non-performing assets to total assets	0.44%	0.34%
(1)	At September 30, 2023 there was one restructured loan from the Citizens Bank of Cape Vincent acquisition on non-accrual status.

Our classified and special mention assets at the dates indicated were as follows:

	September 30,
	2024	2023

	(In thousands)

Substandard assets	$782	$700
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	782	700
Special mention assets	—	—
Foreclosed real estate	$—	$101

The Bank owned no foreclosed property at September 30, 2024 as compared to two pieces of foreclosed property at September 30, 2023.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2024			2023
	30 to 59	60 to 89	90 Days	30 to 59	60 to 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)

Real estate loans:
One- to four-family residential	$131	$383	$420	$810	$5	$138
Commercial	—	—	67	—	—	66
Construction	—	—	—	—	—	—
Commercial loans	—	—	16	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	12	—	14	84	11	—
Total	$143	$383	$517	$894	$16	$204

Analysis and Determination of the Allowance for Credit Losses on Loans

To determine the total allowance for credit losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for credit losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

Management monitors differences between estimated and actual credit losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate the expected credit losses in those portfolios. Additions to the allowance for credit losses are made by changes to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

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

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for loans that share common risk characteristics to recognize the expected lifetime credit losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general credit loss allowance is determined by segregating the loans by loan category and using historical experience, current conditions, and reasonable and supportable forecasts to estimate the expected lifetime credit losses inherent in the portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for credit losses in accordance with accounting principles generally accepted in the United States of America, as an integral part of their examination process, regulators will periodically review our allowance for credit losses. The regulators may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews.

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

As an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the
	Year Ended September 30,
	2024	2023

	(Dollars in thousands)

Allowance at beginning of year	$623	$621
Provision for loan losses	74	122
Adoption of new accounting standard	436	—
Charge-offs:
Real estate loans:
One- to four-family residential	63	106
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	—	1
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	23	19
Total charge-offs	$86	$126

Recoveries:
Real estate loans:
One- to four-family residential	$1	$1
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	—	1
Consumer loans:
Automobile	—	—
Passbook	—	—
Other consumer	15	4
Total recoveries	16	6

Net (charge-offs) recoveries	$70	$120

Allowance at end of year	$1,063	$623
Non-performing loans to total loans outstanding at the end of the period	0.70%	0.48%
Allowance to non-performing loans(1)	121.61%	104.42%
Allowance to non-accrual loans(1)	121.61%	384.80%
Allowance to total loans outstanding at the end of the period	0.85%	0.50%
Net charge-offs to average loans outstanding during the period	0.056%	0.096%
(1)	At September 30, 2023 there was one restructured loan from the Citizens Bank of Cape Vincent acquisition on non-accrual status.

The following table sets forth the ratio of net charge-offs to average loans outstanding by segment for the periods indicated:

	September 30,
	2024	2023

Real estate loans:
One- to four-family residential	0.06%	0.10%
Commercial	0.00%	0.00%
Construction	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Commercial loans
Consumer loans:
Automobile	0.00%	0.00%
Passbook	49.63%	64.03%
Other consumer	0.03%	0.07%
Total	0.056%	0.096%

The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category of loans is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30,
	2024			2023
		Percent of			Percent of
		Allowance	Percent		Allowance	Percent
		in Each	of Loans		in Each	of Loans
		Category	in Each		Category	in Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Credit	Allocated	to Total	for Loan	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$799	75.16%	85.20%	$541	86.84%	85.61%
Commercial	156	14.68%	8.94%	55	8.83%	7.89%
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial and industrial loans	40	3.76%	1.47%	6	0.96%	1.12%
Consumer loans:
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	68	6.40%	4.39%	21	3.37%	5.38%
Total	$1,063	—	—	$623	—	—

We measure and record the allowance for credit losses based upon a discounted cash flow and remaining life model. Under this approach, management estimates the lifetime credit losses inherent in loans as of the balance sheet date. The discounted cash flow method calculates the expected cash flows to be received over the life of each individual loan in a pool. The remaining life methodology uses average charge-off rates and the remaining life of the loan to estimate the loan allowance for credit losses. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate.  Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, asset quality and portfolio trends, loan review and audit results, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for credit losses. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations. See Note 6 to the notes to our consolidated financial statements for a complete discussion of our allowance for credit losses.

Allowance for Credit Losses – Unfunded Commitments

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. Upon adoption of ASU 2016-13 on October 1, 2023, the Company made an initial adjustment for the reserve of $29,000. The allowance for credit losses for unfunded commitments of $25,000 at September 30, 2024 is included in other liabilities on the Company’s consolidated statements of financial condition.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $246,000 at September 30, 2024 and was excluded from the estimate of credit losses.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2024 indicate the level of risk within the parameters of our model. Management believes that the September 30, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of September 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	6,868	(318)
+300	6,927	(259)
+200	7,011	(175)
+100	7,092	(94)
Level	7,186	—
-100	7,149	(37)
-200	7,038	(148)
-300	6,938	(248)
-400	6,759	(427)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table below sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
+400	33,593	(14,887)	(30.71)%	22.42%	(4.34)%
+300	37,217	(11,263)	(23.23)%	23.72%	(3.04)%
+200	40,219	(8,261)	(17.04)%	24.56%	(2.20)%
+100	43,286	(5,194)	(10.71)%	25.29%	(1.47)%
—	48,480	—	—	26.76%	—
-100	52,870	4,390	9.06%	27.58%	0.82%
-200	53,663	5,183	10.69%	26.86%	0.10%
-300	51,349	2,869	5.92%	24.96%	(1.80)%
-400	48,240	(240)	(0.50)%	22.75%	(4.01)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At September 30, 2024, there were no outstanding advances from the Federal Home Loan Bank and we had the ability to borrow $59.3 million. Additionally, at September 30, 2024, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2024, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by (used in) operating activities was $(3.0) million and $5.7 million for the years ended September 30, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $6.8 million and $1.8 million for the years ended September 30, 2024 and 2023, respectively. Net used in financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $7.9 million and $11.4 million for the years ended September 30, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of September 30, 2024. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of September 30, 2024 or 2023.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $2.4 million.

At September 30, 2024, both the Bank and GS&L Municipal Bank exceeded all of their respective regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2024 were effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter and year ended September 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

3.2	Bylaws of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.0	Specimen Stock Certificate of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.1	Description of Gouverneur Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Gouverneur Savings and Loan Association Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.2	Gouverneur Savings and Loan Association Voluntary Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.3	Gouverneur Savings and Loan Association Directors’ Retirement Plan+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.4	Change in Control Agreement by and between Gouverneur Bancorp, Inc. and Robert W. Barlow+	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2024 (File No. 000-56605), filed on May 10, 2024.

19.0	Insider Trading Policy	Filed herewith

21.0	Subsidiaries	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

    + Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gouverneur Bancorp, Inc.

Gouverneur, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Gouverneur Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as of October 1, 2023.

We have served as the Company’s auditor since 2022.

/s/ Bonadio & Co., LLP

Pittsford, New York

December 20, 2024

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	September 30,	September 30,
	2024	2023
Assets:
Cash and due from banks	$4,302	$9,306
Interest-bearing deposits in bank	2,068	1,101
Total cash and cash equivalents	6,370	10,407

Time Deposits in other financial institutions	—	484
Securities available-for-sale, at fair value	45,348	46,624

Loans receivable, net of allowance for credit losses: September 30, 2024: $1,063 and September 30, 2023: $623 and
net of discount at September 30, 2024: $832 and September 30, 2023: $992 and
deferred loan fees of $437 at September 30, 2024 and September 30, 2023	124,257	125,427

Investments in restricted stock, at cost	823	1,471
Bank owned life insurance	7,137	6,984
Premises and equipment, net	2,924	3,073
Foreclosed real estate, net	—	101
Core deposit intangible, net	1,664	2,080
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,500	4,997
Total assets	$197,260	$205,885

Liabilities:
Deposits:
Non-interest-bearing demand	$17,515	$25,052
NOW and money market	48,167	42,625
Savings and club	57,940	66,570
Time certificates	36,280	24,531
Total deposits	159,902	158,778

Advances from the Federal Home Loan Bank	—	13,990
Advanced payments from borrowers for taxes and insurance	483	443
Accrued interest payable and other liabilities	4,110	7,566
Total liabilities	164,495	180,777

Shareholders' Equity:
Preferred stock, $.01 par value: September 30, 2024: 25,000,000 shares authorized; none issued
September 30, 2023: 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value: September 30, 2024: 75,000,000 shares authorized; 1,107,134 shares issued
September 30, 2023: 9,000,000 shares authorized; 2,031,377 shares issued	11	24
Additional paid-in capital	6,487	5,035
Unearned common stock held by employee stock ownership plan
(unallocated shares September 30, 2024: 53,989: September 30, 2023: 0)	(540)	—
Retained earnings	28,413	28,242
Accumulated other comprehensive loss	(1,606)	(4,123)
Treasury Stock, at cost, (shares September 30, 2024: 0: September 30, 2023: 352,231)	—	(4,070)
Total shareholders' equity	32,765	25,108
Total liabilities and shareholders' equity	$197,260	$205,885

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended
	September 30,
	2024	2023
Interest income:
Loans, net	$6,544	$6,078
Net swap income on loan hedge	—	41
Securities-taxable	1,338	1,428
Securities-non-taxable	575	521
Other short-term investments	108	94
Total interest income	8,565	8,162

Interest expense:
Deposits	1,243	391
Net swap income on deposit hedge	(10)	(46)
Borrowings – short term and long term	317	350
Net swap income on borrowing hedge	(132)	(125)
Total interest expense	1,418	570

Net interest income	7,147	7,592
Provision for credit losses
Loans	74	122
Unfunded commitments	(4)	—
Net interest income after provision for credit losses	7,077	7,470

Non-interest income:
Service charges	327	331
Realized gain (loss) on sales of securities – AFS	13	(661)
Realized gain on swaps unwound	75	654
Loss on disposal of premises and equipment, net	(14)	—
Earnings on investment in life insurance	154	142
Earnings on deferred fees plan	78	41
Unrealized loss on swap agreements	(240)	(802)
Earnings on secondary market programs	45	42
Other non-interest income	334	324
Total non-interest income, net	772	71

Non-interest expenses:
Salaries and employee benefits	3,563	3,442
Directors fees	364	282
Earnings on deferred fees plan	78	41
Building, occupancy and equipment	955	999
Data processing	465	459
Postage and supplies	119	147
Professional fees	671	529
Intangibles and deposit premium amortization	416	459
Foreclosed assets, net	(7)	30
Other non-interest expense	749	920
Total non-interest expenses, net	7,373	7,308

Income before income tax benefit	476	233
Income tax benefit	(63)	(84)
Net income	$539	$317

Earnings per common share – basic	$0.51	$0.16
Earnings per common share – diluted	$0.51	$0.16

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended
	September 30,
	2024	2023
Net Income	$539	$317
Other comprehensive income net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	3,118	(900)
Deferred tax expense (benefit)	649	89
Reclassification adjustment for (gain) loss recognized in net income	(13)	661
Tax expense (benefit)	3	(139)
Unrealized holding gain (loss), net of deferred taxes	2,453	(189)

Post-retirement benefit	81	448
Deferred tax expense	17	94
Post-retirement benefit, net of deferred taxes	64	354

Total other comprehensive income	2,517	165
Total comprehensive income	$3,056	$482

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 30, 2024 and 2023

(In thousands, except share and per share data)

			Unearned			Accumulated
		Additional	Common			Other	Total
	Common	Paid-in	Stock	Retained	Treasury	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2022	$24	$5,035	$—	$28,128	$(4,070)	$(4,288)	$24,829
Comprehensive income:
Net income	—	—	—	317	—	—	317
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	354	354
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(189)	(189)
Total comprehensive income							482
Cash dividends declared, $0.10 per share	—	—	—	(203)	—	—	(203)
Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	539	—	—	539
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	64	64
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	2,453	2,453
Total comprehensive income							3,056
Net proceeds from stock offering and holding company conversion (1,107,134 shares)	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765

See accompanying notes to consolidated financial statements

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net Income	$539	$317
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	70	122
Net amortization of deferred fees on loans	75	93
Net amortization of securities premiums and discounts	(632)	(699)
Depreciation	233	242
Deferred income tax	(74)	(116)
Net realized (gains) losses on securities available for sale ("AFS")	(13)	661
Net amortization of core deposits intangible	416	462
Net realized losses on disposal of premises and equipment	14	—
Loss on subsequent write-downs of foreclosed assets	—	24
Net realized gains on sale of foreclosed assets	(17)	(32)
ESOP committed to be released	37	—
Earnings on investment in bank owned life insurance	(154)	(142)
(Increase) decrease in accrued interest receivable and other assets	(98)	531
Increase (decrease) in accrued interest payable and other liabilities	(3,374)	4,206
Net cash (used in) provided by operating activities	(2,978)	5,669
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	722	5,054
Proceeds from maturities and principal reductions of securities (AFS)	9,929	5,834
Purchases of securities (AFS)	(5,141)	(7,834)
Securities held to maturity - proceeds from maturities	—	1
(Purchases) redemptions of FHLB stock	648	(576)
Net decrease (increase) in loans receivable	684	(721)
Additions to premises and equipment	(98)	(160)
Proceeds from the sale of foreclosed assets	91	172
Net cash provided by investing activities	6,835	1,770
Cash flows from financing activities:
Net increase (decrease) in deposits	1,124	(25,173)
Net increase (decrease) in short-term borrowings	(13,990)	13,990
Advance payments by borrowers for property taxes and insurance, net	40	10
Net stock offering proceeds	4,932	—
Cash dividends paid to common stock shareholders	—	(203)
Net cash used in financing activities	(7,894)	(11,376)
Net decrease in cash and cash equivalents	(4,037)	(3,937)
Cash and cash equivalents – Beginning of Year	10,407	14,344
Cash and cash equivalents – End of Year	$6,370	$10,407
Supplemental disclosures:
Cash paid during the year for interest	$1,472	$525
Loans receivable transferred to foreclosed assets during the year	—	234
Write-downs on foreclosed assets through the allowance for credit losses on loans	(27)	(44)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

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

On September 16, 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), a commercial bank headquartered in Cape Vincent, New York.  At the effective time of the acquisition, CBCV was merged with and into Gouverneur Savings and Loan Association and each CBCV stockholder became entitled to receive $1,056.11 in cash for each share of CBCV common stock that they held at the effective time of the merger. In conjunction with the acquisition of CBCV in September 2022, the Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s roughly $24,187,000 in municipal deposits and continue to compete for such deposits in the future. GS&L Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. The formation of GS&L Municipal Bank included an initial $2.5 million contribution from the Bank. GS&L Municipal Bank is a New York chartered limited purpose commercial bank organized to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities. The Bank views GS&L Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, GS&L Municipal Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

At September 30, 2024 and 2023, GS&L Municipal Bank held $24.3 and $27.5 million, respectively, of the Bank’s $45.3 million investment securities portfolio and $21.4 and $19.7 million, respectively, of the Bank’s deposits.

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

Concentrations of Credit Risk

At September 30, 2024 and 2023, the Company held approximately $2.0 million and $1.1 million, respectively, on deposit with the Federal Reserve Bank and Federal Home Loan Bank of New York which is not insured by the Federal Deposit Insurance Corporation.

The Bank operates primarily in St. Lawrence, Jefferson and Lewis Counties, New York and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. These customers are also the primary depositors of the Bank. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers. Note 5 discusses the types of securities the Bank invests in and Note 6 discusses the types of lending in which the Bank engages.

Cash and Cash Equivalents

For the purpose of reporting on the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits in banks with an original maturity of 90 days or less.

Time Deposits in Other Financial Institutions

All of the Bank’s time deposits matured during the fiscal year ended September 30, 2024 and were maintained with major financial institutions in the United States. Interest-bearing, non-transaction account deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The FDIC insurance coverage is $250,000. The Bank currently has no time deposits that exceed the FDIC insurance coverage.

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

The Company did not hold any equity securities at September 30, 2024 and 2023.

Debt securities classified as held-to-maturity are those the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities. The Company did not hold any held-to-maturity securities at September 30, 2024 or 2023.

Subsequent to the adoption of ASC 326 on October 1, 2023, management measures expected credit losses on held-to-maturity and available for sale debt securities on a collective basis by major security type. Prior to the adoption of ASC 326, declines in the fair value of held-to-maturity and available-for-sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. There were no loans held for sale at September 30, 2024 or 2023.

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

Recent Accounting Pronouncements

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $436,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $29,000, which is recorded within Other Liabilities on the accompanying consolidated statements of financial condition. The Company recorded a net decrease to retained earnings of $368,000 as of October 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after October 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to October 1, 2023. As of September 30, 2023, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $246,000 at September 30, 2024 and was excluded from the estimate of credit losses.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense, included in other non-interest expenses, was approximately $91,000 and $103,000 at September 2024 and 2023, respectively.

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

Core Deposit Intangible (CDI)

The core deposit intangible resulted from the 2022 acquisition of Citizens Bank of Cape Vincent (“CBCV”). The CDI for CBCV is amortized based on cash flow streams based upon the selected attrition rates and run off assumptions calculated to represent the result of acquiring like-costing deposits versus the cost of alternative funding vehicles over a 10-year period. The life of the core deposit intangible is 10 years.

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

The table below sets forth the computation of basic and diluted earnings per common share for the years ended September 30, 2024 and 2023 (In thousands, except per share data).

	Year Ended
	September 30,
Basic earnings per share:	2024	2023
Net income	$539	$317
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,053	2,031
Basic and diluted earnings per common share	$0.51	$0.16

There were no dilutive or antidilutive shares at September 30, 2024 or 2023.

At September 30, 2023 the Company had 352,231 shares of treasury stock. These shares were cancelled with the stock offering and holding company conversion completed on October 31, 2023. The Company has no treasury stock as of September 30, 2024.

NOTE 4: COMPREHENSIVE LOSS

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

Accumulated other comprehensive loss represents the sum of these items, with the exception of net earnings, as of September 30, represented in the table below:

	September 30,	September 30,
	2024	2023

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss for Other Postretirement Obligations	$(245)	$(326)
Tax Effect	52	69
Net Unrealized Loss for Other Postretirement Obligations	(193)	(257)

Unrealized Loss on Available-for-Sale Securities, net	(1,788)	(4,890)
Tax Effect	375	1,024
Net Unrealized Loss on Available-for-Sale Securities	(1,413)	(3,866)

Total Accumulated Other Comprehensive Loss	$(1,606)	$(4,123)

NOTE 5: INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at September 30, 2024 is represented in the table on the table below:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,346	$3	$—	$—	$2,349
U.S. Government Agencies	8,479	57	(1)	—	8,535
Mortgaged-Backed Securities	11,337	74	(240)	—	11,171
Municipal Securities	22,974	158	(1,847)	—	21,285
SBA Securities	2,000	19	(11)	—	2,008
	$47,136	$311	$(2,099)	$—	$45,348

The amortized cost of debt securities and their approximate fair value at September 30, 2023 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,766	$—	$(86)	$3,680
U.S. Government Agencies	12,025	—	(363)	11,662
Mortgaged-Backed Securities	8,726	1	(812)	7,915
Municipal Securities	24,571	2	(3,578)	20,995
SBA Securities	2,426	—	(54)	2,372
	$51,514	$3	$(4,893)	$46,624

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2024 is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$2,381	$2,382
Due After One Year Through Five Years	11,180	11,265
Due After Five Years Through Ten Years	6,640	6,487
Due After Ten Years	13,598	12,035
	33,799	32,169
Mortgage-Backed & SBA Securities with no set maturity	13,337	13,179
	$47,136	$45,348

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

The realized gains and losses from the sale of available-for-sale investments for the years ending September 30, 2024 and 2023 is as shown on the table below:

	Year Ended
	September 30,
	2024	2023

Proceeds	$722	$5,054
Cost	(709)	(5,715)
Net Realized Gains (Losses)	$13	$(661)
Gross Realized Gains	$13	$—
Gross Realized Losses	—	(661)
Net Realized Gains (Losses)	$13	$(661)

Information pertaining to securities with gross unrealized losses at September 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2024
Securities Available-for-Sale:
US Treasuries & Agencies	$—	$961	$1	$990	$1	$1,951
Mortgage-backed & SBA Securities	11	1,335	240	2,570	251	3,905
Municipal Securities	12	763	1,835	8,842	1,847	9,605
	$23	$3,059	$2,076	$12,402	$2,099	$15,461

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 9 and 106 securities in an unrealized loss position of less than twelve months at September 30, 2024 and September 30, 2023, respectively, and 69 and 76 securities in an unrealized loss position of 12 months or more at September 30, 2024 and September 30, 2023, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent other-than-temporary impairment of the securities.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at September 30, 2024 are as shown on the table below:

As of September 30,
2024

Total Loans
(In Thousands)
Real Estate Mortgages
Residential	$103,521
Commercial	11,239
Construction	1,945
Home Equity	1,643
Other Loans:
Commercial Non-Mortgage	1,843
Automobile	2,528
Passbook	437
Consumer	2,559
Total Loans	125,715
Net Deferred Loan Costs	437
Net Discounts on Acquired Loans	(832)
Allowance for Credit Losses	(1,063)
Loans Receivable, Net	$124,257

The components of loans receivable, net, at September 30, 2023 are as shown on the table below:

	As of September 30,
	2023

	Originated	Acquired	Total Loans

	(In Thousands)
Real Estate Mortgages:
Residential	$74,918	$27,333	$102,251
Commercial	7,647	3,843	11,490
Construction	2,265	—	2,265
Home Equity	2,552	411	2,963
Other Loans:
Commercial Non-Mortgage	1,046	455	1,501
Automobile	2,793	234	3,027
Passbook	43	224	267
Consumer	2,175	666	2,841
Total Loans	93,439	33,166	126,605
Net Deferred Loan Costs	437	—	437
Net Discounts on Acquired Loans	—	(992)	(992)
Allowance for Loan Losses	(623)	—	(623)
Loans Receivable, Net	$93,253	$32,174	$125,427

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown on the table below at September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023

	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$28,996	$33,166
Carrying Amount	$28,164	$32,174
Total Acquired Loans
Outstanding Principal Balance	$28,996	$33,166
Carrying Amount	$28,164	$32,174

The Company had not acquired any loans with deteriorated credit quality as of September 30, 2024 and 2023. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fiscal 4th quarter of 2023 and was considered a troubled debt restructuring as of September 30, 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for additional real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a fair value mark as a result of purchase price accounting of $71,000 at September 30, 2024.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying consolidated statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At September 30, 2024 and September 30, 2023, the total outstanding principal balance on serviced loans was $11.8 million, and $12.4 million, respectively.

Allowance for Credit Losses on Loans

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

The remaining life methodology uses average annual charge-off rates and the remaining life of the loan to estimate the allowance for credit losses on loans. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate.

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

The Company’s Estimation Process

The Company estimates loan losses under multiple economic scenarios to establish a range of potential outcomes for each criterion the Company applies to the allowance calculation. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for the expected lifetime losses inherent within these portfolios as of the reporting date.

Reflected in the portions of the allowance previously described is the amount which incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. This amount is the result of management’s judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other factors, including industry trends, calculated to reflect the Company’s view of risk in each loan portfolio. No single statistic or measurement determines the adequacy of the allowance for credit loss. Changes in the allowance for credit losses and the related provision expense can materially affect net earnings.

The total allowance reflects management’s estimate of expected lifetime loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for credit losses of $1.1 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2024. The following table presents, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans.

Allowance for credit losses and recorded investment in loans as of and for the year ended September 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(23)	(86)
Recoveries	1	—	—	—	15	16
Transfer	(6)	(4)	9	—	1	—
Provisions	74	—	—	—	—	74
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$799	$156	$40	$—	$68	$1,063
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$799	$156	$40	$—	$68	$1,063
Loans Receivable:
Ending Balance	$107,109	$11,239	$1,832	$11	$5,524	$125,715
Ending Balance: Individually
Evaluated	$—	$782	$—	$—	$—	$782
Ending Balance: Collectively
Evaluated	$107,109	$10,457	$1,832	$11	$5,524	$124,933

Allowance for loan losses and recorded investment in loans as of and for the year ended September 30, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Loan Losses:
Beginning Balance	$548	$55	$4	$1	$13	$621
Charge-offs	(106)	—	—	(1)	(19)	(126)
Recoveries	1	—	—	—	5	6
Transfer	(24)	—	—	2	22	—
Provisions	122	—	—	—	—	122
Ending Balance	$541	$55	$4	$2	$21	$623
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$541	$55	$4	$2	$21	$623
Loans Receivable:
Ending Balance	$107,479	$11,490	$1,501	$—	$6,135	$126,605
Less: Acquired Loans	27,744	3,843	455	—	1,124	33,166
Ending Balance: Individually
Evaluated for Impairment	$—	$298	$—	$—	$—	$298
Ending Balance: Collectively
Evaluated for Impairment	$79,735	$7,349	$1,046	$—	$5,011	$93,141

The following table presents performing and nonperforming real estate loans based on payment activity for the years ended September 30, 2024 and September 30, 2023, respectively. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

As of September 30, 2024, nonperforming loans also include loan modifications with borrowers experiencing financial difficulty and as of September 30, 2024 nonperforming loans also include certain loans that have been modified in troubled debt restructuring (“TDR”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of September 30, 2024 and September 30, 2023 were as follows:

	As of September 30,	As of September 30,
	2024	2023

	(In Thousands)
Performing	$117,504	$118,269
Nonperforming	844	700
Total	$118,348	$118,969

Credit quality indicators as of September 30, 2024 and September 30, 2023 are as follows:

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

4 — Watch

Loans in this category have a chance of resulting in a loss. Characteristics of this level of assets include, but are not limited to; the borrower has only a fair credit rating with minimal recent credit problems, cash flow is currently adequate to meet the required debt repayments, but will not be sufficient in the event of significant adverse developments, borrower has limited access to alternative sources of financing, possibly at unfavorable terms, some management weaknesses exist, collateral, generally required, is sufficient to make likely the recovery of the value of the loan in the event of default, but liquidating the collateral may be difficult or expensive. In addition, the guarantor would achieve this credit rating if it borrowed individually from the Bank.

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

Credit risk profile for loans held in portfolio by internally assigned grade as of September 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,466	$—	$—	$—	$105,466
Home Equity	1,643	—	—	—	1,643
Commercial	10,457	—	782	—	11,239
Total Mortgage Loans on Real Estate	117,566	—	782	—	118,348
Commercial	1,843	—	—	—	1,843
Consumer	5,524	—	—	—	5,524
Total Loans	$124,933	$—	$782	$—	$125,715

Credit risk profile for originated loans held in portfolio, by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$77,183	$—	$—	$—	$77,183
Home Equity	2,552	—	—	—	2,552
Commercial	7,349	—	298	—	7,647
Total Mortgage Loans on Real Estate	87,084	—	298	—	87,382
Commercial	1,046	—	—	—	1,046
Consumer	5,011	—	—	—	5,011
Total Loans	$93,141	$—	$298	$—	$93,439

Credit risk profile for acquired loans by internally assigned grade as of September 30, 2023:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$27,333	$—	$—	$—	$27,333
Home Equity	411	—	—	—	411
Commercial	3,231	210	402	—	3,843
Total Mortgage Loans on Real Estate	30,975	210	402	—	31,587
Commercial	423	32	—	—	455
Consumer	1,124	—	—	—	1,124
Total Loans	$32,522	$242	$402	$—	$33,166

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2024 and September 30, 2023. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of September 30, 2024 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$131	$383	$420	$934	$106,175	$107,109	$—
Commercial Mortgage	—	—	67	67	11,172	11,239	—
Commercial	—	—	16	16	1,827	1,843	—
Consumer	12	—	14	26	5,498	5,524	—
Total Loans	$143	$383	$517	$1,043	$124,672	$125,715	$—

An aged analysis of past due financing receivables by class of financing receivable for originated loans held in portfolio as of September 30, 2023, are as follows:

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

Modifications Made to Borrowers Experiencing Financial Difficulty and Troubled Debt Restructurings (“TDR”)

Upon adoption of ASC 326 on October 1, 2023, the recognition of troubled debt restructurings was eliminated and the Company now evaluates loans with modifications to borrowers experiencing financial difficulty. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Loan modifications generally include either an extension of the maturity date, a favorable change in interest rate, a change in scheduled payment amount, or forgiveness of the principal balance. Modifications to borrowers experiencing financial difficulty may be different from those previously disclosed in TDR disclosures. Modifications to borrowers experiencing financial difficulty may be different from those previously disclosed in TDR disclosures.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

There were no loans made to borrowers experiencing financial difficulty during the year ended September 30, 2024.

Troubled Debt Restructurings (“TDR”)

Prior to the adoption of ASC 326 on October 1, 2023, a loan modification when a borrower was experiencing financial difficulty was considered a troubled debt restructuring (“TDR”). There were two new loans modified as TDR during the fiscal year ended September 30, 2023.The Company acquired a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the credit. The credit has performed in accordance with its modified terms for over two years.  This loan was restructured in the fiscal 4th quarter of 2023. Proceeds paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position, commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The other loan modified as a TDR during fiscal year 2023 was a one-to-four-family adjustable-rate residential loan with a pre-modified balance of $11,000 and a 7.25% interest rate. Proceeds paid off current principal, taxes and closing costs when this loan modified into a fixed-rate one-to-four-family residential loan with a balance of $16,000 and a 6.50% interest rate. The maturity date of September 2023 was extended to October 2028 under the new terms. There were no TDR’s in payment default that were previously classified as a TDR in the previous twelve months. At September 30, 2023 there were no commitments to lend additional funds to any borrower whose loan terms had been modified in a troubled debt restructuring.

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

The Company determines the specific allowance for impaired financing receivables based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan was the operation or liquidation of the collateral. In those cases, the current fair value of the collateral less selling costs was used to determine the specific allowance recorded. There were no recorded investment balances for impaired financing receivables at September 30, 2024 or 2023. There were no loans recorded for impaired financing receivables with an associated specific allowance reserve at September 30, 2024 or 2023.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024:

	Term Loans by Fiscal Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total

Real Estate - Residential
Pass	$8,992	$11,287	$15,169	$17,239	$9,191	$43,588	$1,643	$107,109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$8,992	$11,287	$15,169	$17,239	$9,191	$43,588	$1,643	$107,109

Current period gross write-offs	$63	$—	$—	$—	$—	$—	$—	$63

Real Estate - Commercial
Pass	$1,264	$1,978	$743	$2,274	$1,596	$2,602	$—	$10,457
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	526	—	189	67	—	—	782
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$1,264	$2,504	$743	$2,463	$1,663	$2,602	$—	$11,239

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$619	$399	$68	$172	$305	$269	$—	$1,832
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$619	$399	$68	$172	$305	$269	$—	$1,832

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$11	$—	$11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$11	$—	$11

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,834	$1,762	$913	$510	$246	$259	$—	$5,524
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$1,834	$1,762	$913	$510	$246	$259	$—	$5,524

Current period gross write-offs	$23	$—	$—	$—	$—	$—	$—	$23

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

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	September 30, 2024			September 30, 2023
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(in thousands)	with No Allowance	with an Allowance	Loans	Nonaccrual Loans
Real Estate - Residential	$—	$777	$777	$186
Real Estate - Commercial	—	67	67	402
Commercial - Secured	—	16	16	—
Commercial - Unsecured	—	—	—	—
Consumer	—	14	14	9
Total Loans	$—	$874	$874	$597

The Company recognized no interest income on nonaccrual loans during the years ended September 30, 2024 or 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the year ended September 30, 2024:

For the Year Ended
September 30, 2024
(in thousands)
Real Estate - Residential	$28
Real Estate - Commercial	4
Commercial - Secured	1
Consumer	1
Total Loans	$34

Non-Performing Assets

The table below sets forth information regarding the Company’s non-performing assets. Non-accrual loans include non-accruing loans with modifications to borrowers experiencing financial difficulty of $0 as of September 30, 2024 and troubled debt restructurings of $538,000 as of September 30, 2023.

	September 30,
	2024	2023

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$777	$186
Commercial	67	402
Commercial loans	16	—
Consumer loans:
Automobile	14	—
Other consumer	—	9
Total non-accrual loans	$874	$597

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment, net, at September 30 is as follows:

	2024	2023

	(In Thousands)
Land	$846	$846
Buildings and Improvements	3,474	3,403
Furniture and Equipment	1,066	1,354
	5,386	5,603
Less: Accumulated Depreciation	(2,462)	(2,530)
Total Premises and Equipment, Net	$2,924	$3,073

Depreciation expense was approximately $233,000 and $242,000 in fiscal 2024 and 2023, respectively.

NOTE 8: FORECLOSED ASSETS

During fiscal 2024 and 2023 there were approximately $-0- and $234,000 transferred to foreclosed assets, respectively, and $91,000 and $172,000 in foreclosed assets sales, respectively. At September 30, 2024 and 2023, the Company held foreclosed assets for sale of approximately $-0- and $101,000, respectively. During fiscal 2024 and 2023, there were $17,000 and $32,000, respectively, in gains on sales of foreclosed assets was recognized in non-interest expense. During fiscal 2024 and 2023, there were losses on initial write-downs of foreclosed assets of $27,000 and $44,000, respectively, that were charged off to the allowance for credit losses and there were losses on subsequent write-downs of foreclosed assets of approximately $-0- and $24,000, respectively, that were charged off to noninterest expense.

At September 30, 2024 and 2023 the recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totals approximately $268,000 and $108,000, respectively.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of September 30, 2024 and September 30, 2023, intangible assets consisted of $1.7 and $2.1 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performed its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at September 30, 2024 and 2023 are summarized as follows:

	As of September 30,			As of September 30,
	2024			2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	878	1,664	2,542	462	2,080
	$6,779	$878	$5,901	$6,779	$462	$6,317

No impairments of goodwill were recognized for the fiscal years ended September 30, 2024 or 2023. Amortization expense for other intangible assets was $416,000 and $462,000 for the fiscal years ending September 30, 2024 and 2023, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is summarized below:

Fiscal Year Ended
September 30,
(in thousands)
2025	$370
2026	323
2027	277
2028	231
2029	185
Thereafter	278
$1,664

NOTE 10: DEPOSITS

Certificates of deposit and other time deposits issued in denominations that meet or exceed the FDIC insurance limit of $250,000 or more totaled approximately $6.3 million  and $2.5 million at September 30, 2024 and 2023, respectively, and are included in time deposits in the Consolidated Statements of Financial Condition.

At September 30, 2024, the scheduled maturities of certificates of deposit are as follows (in thousands):

2025	$34,110
2026	911
2027	1,083
2028	176
$36,280

A summary of interest expense on deposits for the years ended September 30 is as follows:

	2024	2023

	(In Thousands)
Savings Deposits	$79	$93
Now and Money Market Deposits	80	37
Time Deposits	1,084	261
	$1,243	$391

The Company had deposits of approximately $1,546,000 and $1,487,000 at September 30, 2024 and 2023, respectively, due to related parties.

The Company had pledged securities of approximately $23.4 million and $22.6 million at September 30, 2024 and 2023, respectively, that were fully collateralizing municipal deposits.

NOTE 11: BORROWED MONEY

There were no advances from the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2024 and $14.0 million in borrowings as of September 30, 2023.

The Company utilizes advance programs offered by the FHLBNY including an unused line of credit of approximately $59.3 million at September 30, 2024. Under terms of a blanket collateral agreement with the FHLBNY, outstanding advances are secured by certain qualifying assets not otherwise pledged. This line of credit was secured by approximately $59.8 million of residential loans at September 30, 2024. The advances from the FHLBNY have fixed interest rates. In addition, the Company has an available line of credit with the Federal Reserve Board in the amount of $5.0 million. This line is secured by approximately $5.9 million of municipal bonds. The outstanding balance at both September 30, 2024 and 2023 was $-0-. The Company has a second line of credit with Atlantic Community Banker’s Bank (“ACBB”) totaling $4.0 million. This line is secured with a $135,000 investment in ACBB stock. The outstanding balance at September 30, 2024 and 2023 was $-0-.

NOTE 12: EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company has a defined contribution 401(k) Retirement Plan (“Plan”) for all eligible employees. The Company contributes 3% of each eligible employee’s salary. Additional Company contributions to the Plan are determined annually by the Board of Directors. For the years ended September 30, 2024 and 2023, the expense for the Plan was approximately $122,000 and $141,000, respectively, and is included in salaries and employee benefits in the Consolidated Statements of Earnings.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for directors, under which directors, including the President, may elect to defer all or part of their director’s fees. At September 30, 2024 and 2023, deferred compensation included in other liabilities aggregated approximately $406,000 and $266,000, respectively. Deferred compensation expense for the years ended September 30, 2024 and 2023 was approximately $31,000 and $22,000, respectively, and is included in directors’ fees in the Consolidated Statements of Earnings.

During 2009, CBCV entered into a nonqualified deferred compensation plan for three key employees, which provides for an annual fixed benefit in the aggregate of $20,000 for a five-year period. The plan provided for additional grants of benefits at the discretion of CBCV’s Board of Directors. During the calendar year ending December 31, 2018, one employee was paid out their benefit obligation. The plan transferred over to the Company at the legal acquisition date of September 16, 2022. At September 30, 2024 and 2023, CBCV deferred compensation included in other liabilities was approximately $101,000 and $113,000, respectively.

Supplemental Retirement Plans

The Company has supplemental retirement and life insurance plans for the benefit of certain officers and directors. At September 30, 2024 and 2023, other liabilities include accruals of approximately $1,672,000 and $1,774,000, respectively, under these plans. Expenses for the plans were approximately $242,000 and $425,000 for 2024 and 2023, respectively, and are included in non-interest expense in the Consolidated Statements of Earnings.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At September 30, 2024 and 2023, the cash value of the policies was approximately $7,137,000 and $6,983,000, respectively. Appreciation in value of the insurance policies is classified as noninterest income.

The table below is a summary of the Plan as of September 30.

	2024	2023

	(In Thousands)
Change in Benefit Obligation
Benefit Obligation, Beginning of Year	$1,774	$2,016
Service Cost	155	155
Interest Cost	52	50
(Gain) Loss	(46)	(228)
Prior Service Cost	—	—
Benefits Paid	(263)	(219)

Benefit Obligation, End of Year	$1,672	$1,774

Unfunded Status	$(1,672)	$(1,774)

Accumulated Benefit Obligation	$1,587	$1,689

Net Periodic Pension Cost
Service Cost	$155	$155
Interest Cost	52	50
(Gain) Loss Recognized	(60)	124
Prior Service Cost Recognized	95	96

Total	$242	$425

	2024	2023

	(In Thousands)
Amounts Recognized (Removed) from Other Comprehensive Income
(Gain) Loss	$14	$(352)
Prior Service Cost	(95)	(96)
	$(81)	$(448)

Cumulative Amounts in Other Comprehensive Income at End of Period
Loss	$203	$190
Prior Service Cost	41	136
	$244	$326

Estimated Amounts that will be Recognized Over the Next Accounting Period
(Gain) Loss	$(60)	$124
Prior Service Cost	95	96
	$35	$220

Benefits Expected to be Paid
First Year	$229	$276
Second Year	138	233
Third Year	121	143
Fourth Year	121	125
Fifth Year	141	125
Sixth - Tenth Year	716	714

Total	$1,466	$1,616

Assumptions used in the accounting were as follows:

	2024	2023
Discount Rate	3.00%	3.00%
Salary Inflation Rate	1.50-4.00%	1.50-4.00%

NOTE 13: ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30, 2024 and 2023 consists of the following:

	2024	2023

	(In Thousands)
Investments	$247	$265
Loans	355	365

	$602	$630

NOTE 14: INCOME TAXES

The Company files a consolidated tax return with its subsidiary corporation. The consolidated provision for income taxes for the years ended September 30, is summarized as follows:

	2024	2023

	(In Thousands)
Current Expense (Benefit)
Federal	$11	$32
State	—	—
	11	32

Deferred Expense
Federal	(74)	(116)
	(74)	(116)

Total Provision for Income Tax Benefit	$(63)	$(84)

At September 30, 2024 and 2023, the Company has prepaid income taxes of approximately $193,000 and $434,000, respectively, included in other assets in the consolidated statements of financial condition.

The provision for federal income taxes, which differs from that computed by applying federal statutory rates to income before federal income tax expense, is summarized as follows for the years ended September 30:

	2024		2023
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

	(In Thousands)

Federal Tax at Statutory Rates	$100	21.0%	$49	21.0%
Earnings on Investment in Life Insurance	(32)	(6.7)%	(29)	(12.4)%
Tax-Exempt Interest Income	(123)	(25.8)%	(131)	(56.2)%
Other	(8)	(1.7)%	27	11.6%

Total Federal Tax	$(63)	(13.2)%	$(84)	(36.0)%

The net deferred tax asset included in accrued interest receivable and other assets in the accompanying consolidated statements of financial condition includes the following amounts of deferred tax assets and liabilities:

	2024	2023

	(In Thousands)
Deferred Tax Assets:
Net Operating Loss Carryforward	$928	$821
Allowance for Credit Losses	223	131
Retirement Benefits	352	373
Deferred Compensation	165	134
Net Unrealized Loss on Securities	686	1,566
Fair Value Marks on Acquired Loans	175	208
Other	24	24
Total Deferred Tax Assets	2,553	3,257

Deferred Tax Liabilities
Interest Rate Swap Derivative Liability	2	52
Premises and Equipment	64	144
Net Deferred Loan Costs	103	92
Core Deposit Intangible	349	437
Total Deferred Tax Liabilities	518	725

Net Deferred Tax Asset	$2,035	$2,532

At September 30, 2024, the Company had $4,420,000 of federal net operating losses, which can be carried forward indefinitely. Utilization of $1,044,000 of these net operating losses is subject to an annual limitation under tax rules applicable to ownership changes.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that at least some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The judgement about the level of future taxable income is inherently subjective and is reviewed on a continual basis and as regulatory and business factors change. At September 30, 2024 and 2023, management determined that a valuation allowance was not deemed necessary.

At September 30, 2024 and 2023, the Company had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.3 million for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount, as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

The Company files consolidated federal and combined New York State income tax returns. Based on provisions in New York State tax law, the Company does not generate New York taxable income, resulting in a tax liability that is based on taxable capital. Accordingly, this tax liability is recorded in other non-interest expenses.

The Company accounts for uncertain tax positions if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgements.

As of September 30, 2024 and 2023, the Company did not have any uncertain tax positions. The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. As of September 30, 2024, tax years ended September 30, 2021 through September 30, 2023, remain open and are subject to Federal and New York State taxing authority examination.

NOTE 15: TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of the Company, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization prevailing at the time, and did not represent more than normal risks. At September 30, 2024 and 2023, such loans amounted to approximately $360,000 and $623,000, respectively.

During fiscal years 2024 and 2023, new originated loans to such related parties and loans associated with newly appointed directors and officers totaled $58,000 and $130,000, respectively, and repayments aggregated approximately $24,000 and $78,000, respectively.

NOTE 16: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

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

A summary of financial instrument commitments at September 30, 2024 and 2023 is shown below.

	September 30,	September 30,
	2024	2023

	(in thousands)
Commitments to Grant Loans	$2,386	$1,089
Unfunded Commitments Under Lines of Credit	$4,566	$6,022

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had four standby letters of credit totaling $176,000 as of September 30, 2024 and 2023.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $25,000 at September 30, 2024 is separately classified on the accompanying consolidated statements of financial condition within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments as of and for the year ended September 30, 2024.

Total Allowance for Credit
Losses - Unfunded
(in thousands)	Commitments

Balance, September 30, 2023	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	29
Provision for unfunded commitments	(4)
Balance, September 30, 2024	$25

NOTE 17: REGULATORY CAPITAL REQUIREMENTS

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

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk- weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-

sensitive number of categories, depending on the nature of the assets and off- balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

The capital conservation buffer at September 30, 2024 and September 30, 2023 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of September 30, 2024 and September 30, 2023, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of September 30, 2024 and September 30, 2023, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$26,800	24.3	≥	$8,837	≥	8.0	≥	$11,046	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,713	23.3	≥	6,628	≥	6.0	≥	8,837	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,713	23.3	≥	4,971	≥	4.5	≥	7,180	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,713	13.3	≥	7,748	≥	4.0	≥	9,685	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,800	16.3	≥	7,732	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$21,906	19.4	≥	$9,020	≥	8.0	≥	$11,275	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	21,283	18.9	≥	6,765	≥	6.0	≥	9,019	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	21,283	18.9	≥	5,074	≥	4.5	≥	7,329	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	21,283	10.6	≥	8,022	≥	4.0	≥	10,027	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	21,906	11.4	≥	7,892	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$13,842	97.5	≥	$1,136	≥	8.0	≥	$1,420	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,842	97.5	≥	852	≥	6.0	≥	1,136	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,842	97.5	≥	639	≥	4.5	≥	923	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,842	40.2	≥	1,376	≥	4.0	≥	1,721	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,842	89.5	≥	994	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2023
Total Capital (to Risk-Weighted Assets)	$13,053	245.8	≥	$425	≥	8.0	≥	$531	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,053	245.8	≥	319	≥	6.0	≥	425	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,053	245.8	≥	239	≥	4.5	≥	345	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,053	37.4	≥	1,394	≥	4.0	≥	1,743	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,053	237.8	≥	372	≥	7.0	≥	N/A	≥	N/A

NOTE 18: RETAINED EARNINGS

Cambray Mutual Holding Company (“Cambray”) received full dividends paid by the Company on shares owned in fiscal year 2023. The total cumulative dividends waived by Cambray in prior years was $6,384,000 as of September 30, 2023. The dividends waived by Cambray are considered a restriction on the retained earnings of the Company.

There were no dividends declared during 2024. The Company declared dividends of $0.10 per share totaling $203,000 in 2023.

NOTE 19: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. It has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. It did so to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest loss for the years ended September 30, 2024 and 2023 were $240,000 and $802,000, respectively. The loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 20 for further discussion on the fair value of the interest rate derivative.

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

Information about interest rate swap agreements at September 30, 2024 and September 30, 2023 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
September 30, 2024
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.22%	$9

September 30, 2023
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$5,500	2.04%	5.35%	$250

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of September 30, 2024 and September 30, 2023:

	As of September 30,	As of September 30,
	2024	2023
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$9	$250

The notional amount of interest rate swap agreements entered into, that were outstanding at September 30, 2024 and September 30, 2023, mature as follows for the years ended September 30:

	September 30,	September 30,
	2024	2023

	(In Thousands)
2024	$—	$—
2025	3,000	4,500
2026	—	1,000
	$3,000	$5,500

NOTE 20: FAIR VALUE MEASUREMENTS

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

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2024 and 2023 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
September 30, 2024

U.S. Government Treasuries	$2,349	$—	$2,349	$—
U.S. Government Agencies	8,535	—	8,535	—
Mortgaged-Backed Securities	11,171	—	11,171	—
Municipal Securities	21,285	—	21,285	—
SBA Securities	2,008	—	2,008	—
Available-for-Sale Securities	$45,348	$—	$45,348	$—

Interest Rate Swap Derivative	$9	$—	$9	$—

September 30, 2023

U.S. Government Treasuries	$3,680	$—	$3,680	$—
U.S. Government Agencies	11,662	—	11,662	—
Mortgaged-Backed Securities	7,915	—	7,915	—
Municipal Securities	20,995	—	20,995	—
SBA Securities	2,372	—	2,372	—
Available-for-Sale Securities	$46,624	$—	$46,624	$—

Interest Rate Swap Derivative	$250	$—	$250	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2024 and 2023 are shown on the following table:

Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

(In Thousands)
September 30, 2024
Foreclosed Real Estate, Net	$—	$—	$—	$—

September 30, 2023
Foreclosed Real Estate, Net	$101	$—	$—	$101

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at September 30, 2024 and 2023.

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

The estimated fair values of financial instruments at September 30, 2024 and 2023 are as follows:

	September 30, 2024		September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In Thousands)
Financial Assets
Cash and due from banks	$4,302	$4,302	$9,306	$9,306
Interest bearing deposits with banks	2,068	2,068	1,101	1,101
Time deposits in other financial institutions	—	—	484	484
Available for sale debt securities	45,348	45,348	46,624	46,624
Acquired loans	—	—	32,174	32,174
Portfolio loans, net of deferred fees and allowance for credit losses	124,257	108,188	93,253	69,608
Investments in restricted stock	823	823	1,471	1,471
Accrued interest receivable	602	602	630	630
Interest rate swap derivative	9	9	250	250

Financial Liabilities
Deposits	$159,902	$128,120	$158,778	$119,212
Accrued interest payable	2	2	67	67

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

Available for sale debt securities — For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

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

NOTE 21: LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose current maturity date is November 2026 at which point, it automatically renews for a three-year term. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026 both of which are under the terms of operating lease agreements.

Topic 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

The Company’s real estate lease agreements include an option to renew at the Company’s discretion, which is not included in the maturity schedule below as management is not reasonably certain to exercise the renewal options. Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of September 30, 2024 are as follows:

(unaudited)
2025	$22
2026	20
2027	2
$44

Lease expense for the branch office amounted to $15,000 and $13,000 for the years ended September 30, 2024 and 2023, respectively. Lease expense for the equipment was approximately $7,000 and $11,000 for the years ended September 30, 2024 and 2023, respectively. The following tables present information about the Company’s leases and of and for the years ended September 30, 2024 and 2023:

	2024	2023

	(In Thousands)

Operating lease right of use assets	$44	$19
Operating lease liability	44	19
Weighted average remaining lease term, in years:	1.98 years	2.52 years
Lease expense:
Operating lease expense:	$21	$23
Short-term lease expense:	1	1
Total lease expense:	$22	$24
Cash paid for amounts included in measurement of lease liabilities:	$22	$24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Dated: December 20, 2024	By:	/s/ Robert W. Barlow
Robert W. Barlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. Barlow	President and Chief Executive Officer and Director	December 20, 2024
Robert W. Barlow	(principal executive officer)

/s/ James D. Campanaro	Vice President and Chief Financial Officer	December 20, 2024
James D. Campanaro	(principal financial and accounting officer)

/s/ David C. McClure	Chairman of the Board of Directors	December 20, 2024
David C. McClure

/s/ Clara P. Cummings	Director	December 20, 2024
Clara P. Cummings

/s/ Henry J. Leader	Director	December 20, 2024
Henry J. Leader

/s/ John N. Mason	Director	December 20, 2024
John N. Mason

/s/ Timothy J. Monroe	Director	December 20, 2024
Timothy J. Monroe

/s/ Amy M. Rapholz	Director	December 20, 2024
Amy M. Rapholz

/s/ Chad B. Soper	Director	December 20, 2024
Chad B. Soper

/s/ Charles C. Van Vleet, Jr.	Director	December 20, 2024
Charles C. Van Vleet, Jr.