Form 10-Q
period 2024-12-31
Gouverneur Bancorp, Inc./MD/
filed 2025-02-14
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the issuer’s common stock, as of February 13, 2025:  1,105,467 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,	September 30,
	2024	2024
	(unaudited)
Assets:
Cash and due from banks	$3,532	$4,302
Interest-bearing deposits in bank	3,481	2,068
Total cash and cash equivalents	7,013	6,370

Securities available-for-sale, at fair value	43,534	45,348

Loans receivable, net of allowance for credit losses: December 31, 2024: $1,059 and September 30, 2024:
$1,063 and net of discount at December 31, 2024: $798 and September 30, 2024: $832 and
deferred loan fees of $440 at December 31, 2024 and $437 at September 30, 2024	124,927	124,257

Investments in restricted stock, at cost	821	823
Bank owned life insurance	7,178	7,137
Premises and equipment, net	2,933	2,924
Core deposit intangible, net	1,571	1,664
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,562	4,500
Total assets	$196,776	$197,260

Liabilities:
Deposits:
Non-interest-bearing demand	$16,133	$17,515
NOW and money market	46,975	48,167
Savings and club	58,603	57,940
Time certificates	37,961	36,280
Total deposits	159,672	159,902

Advanced payments from borrowers for taxes and insurance	1,347	483
Accrued interest payable and other liabilities	4,014	4,110
Total liabilities	165,033	164,495

Shareholders' Equity:
Preferred stock, $.01 par value: December 31, 2024 and September 30, 2024: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: December 31, 2024 and September 30, 2024: 75,000,000 shares authorized;
December 31, 2024: 1,107,134 issued and 1,106,790 outstanding and
September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,490	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares December 31, 2024: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,484	28,413
Accumulated other comprehensive loss	(2,737)	(1,606)
Authorized but unissued stock, at cost, (shares December 31, 2024: 344: September 30, 2024: 0)	(4)	—
Total shareholders' equity	31,743	32,765
Total liabilities and shareholders' equity	$196,776	$197,260

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Interest income:
Loans, net	$1,692	$1,601
Securities-taxable	305	357
Securities-non-taxable	128	146
Other short-term investments	41	24
Total interest income	2,166	2,128

Interest expense:
Deposits	411	243
Net swap income on deposit hedge	(10)	—
Borrowings – short term and long term	—	131
Net swap income on borrowing hedge	—	(50)
Total interest expense	401	324

Net interest income	1,765	1,804
Provision for credit losses
Loans	15	68
Unfunded commitments	—	2
Net interest income after provision for credit losses	1,750	1,734

Non-interest income:
Service charges	83	87
ATM card fees	66	64
Realized gain on swaps unwound	—	75
Earnings on investment in life insurance	41	38
Earnings (losses) on deferred fees plan	(6)	12
Unrealized loss on swap agreements	(9)	(143)
Earnings on secondary market programs	15	10
Other non-interest income	54	4
Total non-interest income, net	244	147

Non-interest expenses:
Salaries and employee benefits	873	863
Directors fees	96	86
Earnings (losses) on deferred fees plan	(6)	12
Building, occupancy and equipment	224	238
Data processing	107	106
Postage and supplies	22	24
Professional fees	156	150
Intangibles amortization	93	104
Foreclosed assets, net	1	4
Other non-interest expense	269	193
Total non-interest expenses, net	1,835	1,780

Income before income tax benefit	159	101
Income tax benefit	(1)	(17)
Net income	$160	$118

Earnings per common share – basic	$0.15	$0.11
Earnings per common share – diluted	$0.15	$0.11

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net Income	$160	$118
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(1,424)	2,766
Deferred tax expense (benefit)	(299)	581
Unrealized holding gain (loss), net of deferred taxes	(1,125)	2,185

Post-retirement benefit (expense)	(8)	59
Deferred tax expense (benefit)	(2)	12
Post-retirement benefit (expense), net of deferred taxes	(6)	47

Total other comprehensive income (loss)	(1,131)	2,232
Total comprehensive income (loss)	$(971)	$2,350

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended December 31, 2024 and 2023

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	118	—	—	118
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	47	47
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	2,185	2,185
Total comprehensive income							2,350
Net proceeds from stock offering and holding company conversion (1,107,134 shares)	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at December 31, 2023	$11	$6,487	$(540)	$27,992	$—	$(1,891)	$32,059

Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765
Comprehensive loss:
Net income	—	—	—	160	—	—	160
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	(6)	(6)
Change in unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(1,125)	(1,125)
Total comprehensive loss							(971)
Repurchase of Authorized Stock (344 shares)	—	—	—	—	(4)	—	(4)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.08 per share	—	—	—	(89)	—	—	(89)
Balance at December 31, 2024	$11	$6,490	$(501)	$28,484	$(4)	$(2,737)	$31,743

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net Income	$160	$118
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	15	70
Net amortization of deferred fees on loans	19	18
Net amortization of securities premiums and discounts	(139)	(167)
Depreciation	56	64
Net amortization of core deposits intangible	93	104
ESOP shares committed to be released	42	37
Earnings on investment in bank owned life insurance	(41)	(38)
(Increase) decrease in accrued interest receivable and other assets	239	(485)
Decrease in accrued interest payable and other liabilities	(104)	(3,238)
Net cash provided by (used in) operating activities	340	(3,517)
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities and principal reductions of securities (AFS)	958	959
Purchases of securities (AFS)	(429)	(811)
Redemptions of FHLB stock	2	321
Net (increase) decrease in loans receivable	(704)	387
Additions to premises and equipment	(65)	(7)
Net cash (used in) provided by investing activities	(238)	849
Cash flows from financing activities:
Net increase (decrease) in deposits	(230)	1,549
Net decrease in short-term borrowings	—	(6,990)
Advance payments by borrowers for property taxes and insurance, net	864	849
Net stock offering proceeds	—	4,932
Purchase of treasury stock	(4)	—
Cash dividends paid to common stock shareholders	(89)	—
Net cash provided by financing activities	541	340
Net increase (decrease) in cash and cash equivalents	643	(2,328)
Cash and cash equivalents – Beginning of Period	6,370	10,407
Cash and cash equivalents – End of Period	$7,013	$8,079
Supplemental disclosures:
Cash paid during the year for interest	$382	$348
Write-downs on foreclosed assets through the allowance for credit losses on loans	—	(27)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of December 31, 2024 (unaudited) and September 30, 2024 and for the three-month periods ended December 31, 2024 and 2023 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

On September 16, 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), a commercial bank headquartered in Cape Vincent, New York. In conjunction with the acquisition of CBCV in September 2022, the Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s municipal deposits and continue to compete for such deposits in the future. GS&L Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. GS&L Municipal Bank is a New York chartered limited purpose commercial bank organized to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities. The Bank views GS&L Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month periods ended December 31, 2024 and 2023.  The results of operations for the three-month periods ended December 31, 2024 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2024 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024, including the notes thereto.  Certain amounts for the three-month periods ended December 31, 2023 were reclassified to conform to the presentation of December 31, 2024.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At December 31, 2024, GS&L Municipal Bank held $23.5 million of the Bank’s $43.5 million investment securities portfolio and $21.0 million of the Bank’s deposits.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended September 30, 2024 and are contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. There have been no significant changes to the application of significant accounting policies since September 30, 2024.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $200,000 and $246,000 at December 31, 2024 and September 30, 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $391,000 and $356,000 at December 31, 2024 and September 30, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Revenue Recognition

The majority of the Company’s revenue stream is generated from interest income on loans which are outside the scope of “Revenue from Contracts with Customers” (ASC 606).

The Company’s sources of income that fall within the scope of ASC 606 include service charges on deposits, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income on the accompanying statements of earnings. Below is a summary of the revenue streams that fall within the scope of ASC 606.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three-month periods ended December 30, 2024 and 2023 (In thousands, except per share data) (unaudited).

	Three Months Ended
	December 31,
Basic earnings per share:	2024	2023
Net income	$160	$118
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,054	1,050
Basic and diluted earnings per common share	$0.15	$0.11

There were no dilutive or antidilutive shares at December 31, 2024 or 2023.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at December 31, 2024 (unaudited) and September 30, 2024:

	December 31,	September 30,
	2024	2024

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss on Available-for-Sale Securities, net	(3,212)	(1,788)
Tax Effect	674	375
Net Unrealized Loss on Available-for-Sale Securities	(2,538)	(1,413)

Unrealized Loss for Other Postretirement Obligations	$(253)	$(245)
Tax Effect	54	52
Net Unrealized Loss for Other Postretirement Obligations	(199)	(193)

Total Accumulated Other Comprehensive Loss	$(2,737)	$(1,606)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at December 31, 2024 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,363	$—	$(28)	$2,335
U.S. Government Agencies	8,036	—	(114)	7,922
Mortgaged-Backed Securities	11,432	1	(705)	10,728
Municipal Securities	22,995	15	(2,364)	20,646
SBA Securities	1,920	4	(21)	1,903
	$46,746	$20	$(3,232)	$43,534

The amortized cost of debt securities and their approximate fair value at September 30, 2024 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,346	$3	$—	$2,349
U.S. Government Agencies	8,479	57	(1)	8,535
Mortgaged-Backed Securities	11,337	74	(240)	11,171
Municipal Securities	22,974	158	(1,847)	21,285
SBA Securities	2,000	19	(11)	2,008
	$47,136	$311	$(2,099)	$45,348

The amortized cost and fair value of debt securities, by contractual maturity, at December 31, 2024 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,011	$4,005
Due After One Year Through Five Years	9,588	9,539
Due After Five Years Through Ten Years	6,724	6,330
Due After Ten Years	13,071	11,029
	33,394	30,903
Mortgage-Backed & SBA Securities with no set maturity	13,352	12,631
	$46,746	$43,534

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

There were no realized gains and losses from the sale of available-for-sale investments for the three-month periods ending December 31, 2024 and 2023.

Information pertaining to securities with gross unrealized losses at December 31, 2024 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
December 31, 2024
Securities Available-for-Sale:
US Government Treasuries & Agencies	$142	$9,760	$—	$—	$142	$9,760
Mortgage-backed & SBA Securities	373	9,761	353	2,391	726	12,152
Municipal Securities	97	6,905	2,267	8,670	2,364	15,575
	$612	$26,426	$2,620	$11,061	$3,232	$37,487

Information pertaining to securities with gross unrealized losses at September 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2024
Securities Available-for-Sale:
US Government Treasuries & Agencies	$—	$—	$1	$990	$1	$990
Mortgage-backed & SBA Securities	11	1,335	240	2,570	251	3,905
Municipal Securities	12	763	1,835	8,842	1,847	9,605
	$23	$2,098	$2,076	$12,402	$2,099	$14,500

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 78 and 9 securities in an unrealized loss position of less than twelve months at December 31, 2024 and September 30, 2024, respectively, and 66 and 69 securities in an unrealized loss position of 12 months or more at December 31, 2024 and September 30, 2024, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at December 31, 2024 (unaudited) and September 30, 2024 are as shown in the table below:

	As of December 31,	As of September 30,
	2024	2024
	(unaudited)
	Total Loans
	(In Thousands)
Real Estate Mortgages
Residential	$103,881	$103,521
Commercial	11,267	11,239
Construction	2,548	1,945
Home Equity	1,628	1,643
Other Loans:
Commercial Non-Mortgage	1,782	1,843
Automobile	2,480	2,528
Passbook	386	437
Consumer	2,372	2,559
Total Loans	126,344	125,715
Net Deferred Loan Costs	440	437
Net Discounts on Acquired Loans	(798)	(832)
Allowance for Credit Losses	(1,059)	(1,063)
Loans Receivable, Net	$124,927	$124,257

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown in the table below at December 31, 2024 (unaudited) and September 30, 2024:

	December 31, 2024	September 30, 2024
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$28,335	$28,996
Carrying Amount	$27,537	$28,164
Total Acquired Loans
Outstanding Principal Balance	$28,335	$28,996
Carrying Amount	$27,537	$28,164

The Company had not acquired any loans with deteriorated credit quality as of December 31, 2024 and September 30, 2024. The Company did acquire a commercial secured performing loan which has been classified as substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified terms for over three years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a fair value adjustment as a result of purchase price accounting of $64,000 at December 31, 2024.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At December 31, 2024 and September 30, 2024, the total outstanding principal balance on serviced loans was $11.9 million and $11.8 million, respectively.  Citizens Bank of Cape Vincent did not sell residential mortgage loans to third parties.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three-months ended December 31, 2024 and 2023 (unaudited) and the year ended September 30, 2024.

Allowance for credit losses and recorded investment in loans for the three months ended December 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	1	1
Transfer	(9)	(4)	(3)	—	16	—
Provisions	15	—	—	—	—	15
Ending Balance	$805	$152	$37	$—	$65	$1,059
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$805	$152	$37	$—	$65	$1,059
Loans Receivable:
Ending Balance	$108,057	$11,267	$1,771	$11	$5,238	$126,344
Ending Balance: Individually
Evaluated	$—	$773	$—	$—	$—	$773
Ending Balance: Collectively
Evaluated	$108,057	$10,494	$1,771	$11	$5,238	$125,571

Allowance for credit losses and recorded investment in loans for the three months ended December 31, 2023 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(62)	—	—	—	(6)	(68)
Recoveries	—	—	—	—	2	2
Transfer	—	(3)	(3)	—	6	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$799	$157	$28	$—	$77	$1,061
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$799	$157	$28	$—	$77	$1,061

Allowance for credit losses and recorded investment in loans as of September 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$799	$156	$40	$—	$68	$1,063
Loans Receivable:
Ending Balance	$107,109	$11,239	$1,832	$11	$5,524	$125,715
Ending Balance: Individually
Evaluated	$—	$782	$—	$—	$—	$782
Ending Balance: Collectively
Evaluated	$107,109	$10,457	$1,832	$11	$5,524	$124,933

The following table presents performing and nonperforming real estate loans based on payment activity as of December 31, 2024 and September 30, 2024. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31,	As of September 30,
	2024	2024
	(unaudited)
	(In Thousands)
Performing	$118,649	$117,504
Nonperforming	675	844
Total real estate loans	$119,324	$118,348

Credit quality indicators as of December 31, 2024 and September 30, 2024 are as follows:

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of December 31, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$106,429	$—	$—	$—	$106,429
Home Equity	1,628	—	—	—	1,628
Commercial	10,494	—	773	—	11,267
Total Mortgage Loans on Real Estate	118,551	—	773	—	119,324
Commercial	1,782	—	—	—	1,782
Consumer	5,238	—	—	—	5,238
Total Loans	$125,571	$—	$773	$—	$126,344

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,466	$—	$—	$—	$105,466
Home Equity	1,643	—	—	—	1,643
Commercial	10,457	—	782	—	11,239
Total Mortgage Loans on Real Estate	117,566	—	782	—	118,348
Commercial	1,843	—	—	—	1,843
Consumer	5,524	—	—	—	5,524
Total Loans	$124,933	$—	$782	$—	$125,715

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of December 31, 2024 and September 30, 2024. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of December 31, 2024 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$199	$559	$336	$1,094	$106,963	$108,057	$—
Commercial Mortgage	233	27	67	327	10,940	11,267	—
Commercial	16	—	—	16	1,766	1,782	—
Consumer	73	—	—	73	5,165	5,238	—
Total Loans	$521	$586	$403	$1,510	$124,834	$126,344	$—

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of September 30, 2024, are as follows:

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

There were no loans made to borrowers experiencing financial difficulty during the three months ended December 31, 2024 and 2023.

Collateral Dependent Loans

There were no loans individually evaluated for expected credit losses where the amortized cost was adjusted to fair value as of December 31, 2024. The Company uses the fair value of underlying collateral, less the selling, admistrative costs, and other expenses necessary to liquidate the collateral in order to estimate the allowance for credit losses for individually evaluated collateral dependent loans.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total

Real Estate - Residential
Pass	$2,987	$9,356	$11,228	$14,794	$17,025	$51,039	$1,628	$108,057
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$2,987	$9,356	$11,228	$14,794	$17,025	$51,039	$1,628	$108,057

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$470	$1,259	$1,962	$764	$2,198	$3,841	$—	$10,494
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	521	—	185	67	—	773
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$470	$1,259	$2,483	$764	$2,383	$3,908	$—	$11,267

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$2	$597	$389	$53	$184	$546	$—	$1,771
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$2	$597	$389	$53	$184	$546	$—	$1,771

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$11	$—	$11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$11	$—	$11

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$131	$1,666	$1,763	$755	$454	$469	$—	$5,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$131	$1,666	$1,763	$755	$454	$469	$—	$5,238

Current period gross write-offs	$20	$—	$—	$—	$—	$—	$—	$20

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	December 31, 2024			September 30, 2024
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$608	$608	$—	$777	$777
Real Estate - Commercial	—	67	67	—	67	67
Commercial - Secured	—	16	16	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	14	14
Total Loans	$—	$691	$691	$—	$874	$874

The Company recognized no interest income on nonaccrual loans during the three months ended December 31, 2024 or 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the three months ended December 31, 2024 and 2023:

	For the Three Months Ended
	December 31, 2024	December 31, 2023

	(In Thousands)
Real Estate - Residential	$11	$12
Real Estate - Commercial	2	9
Consumer	—	1
Total Loans	$13	$22

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of December 31, 2024 (unaudited) and September 30, 2024, intangible assets consisted of $1.6 million and $1.7 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performed its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at December 31, 2024 (unaudited) and September 30, 2024 are summarized as follows:

	As of December 31,			As of September 30,
	2024			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	(971)	1,571	2,542	(878)	1,664
	$6,779	$(971)	$7,750	$6,779	$(878)	$7,657

No impairments of goodwill were recognized for the fiscal year ended September 30, 2024. Amortization expense for other intangible assets was $93,000 and $104,000 for the three months ended December 31, 2024 and 2023, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of December 31, 2024, is summarized below:

Fiscal Year Ended
September 30,
(in thousands)
2025	$277
2026	323
2027	277
2028	231
2029	185
Thereafter	278
$1,571

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

A summary of financial instrument commitments at December 31, 2024 (unaudited) and September 30, 2024 is shown below.

	December 31,	September 30,
	2024	2024
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$1,456	$2,386
Unfunded Commitments Under Lines of Credit	$4,427	$4,566

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $176,000 with no amounts outstanding as of December 31, 2024 and September 30, 2024.

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

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $25,000 at December 31, 2024 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended December 31, 2024 and 2023.

	For the Three Months Ended
(In Thousands)	December 31, 2024	December 31, 2023
Allowance for Credit Losses:
Beginning Balance	$25	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	29
Provision for unfunded commitments	—	2
Ending Balance	$25	$31

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

The capital conservation buffer at December 31, 2024 and September 30, 2024 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of December 31, 2024 and September 30, 2024, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of December 31, 2024 and September 30, 2024, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$27,089	24.4	≥	$8,865	≥	8.0	≥	$11,081	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	26,005	23.5	≥	6,648	≥	6.0	≥	8,865	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	26,005	23.5	≥	4,986	≥	4.5	≥	7,203	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	26,005	13.4	≥	7,761	≥	4.0	≥	9,701	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	27,089	16.4	≥	7,757	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$26,800	24.3	≥	$8,837	≥	8.0	≥	$11,046	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,713	23.3	≥	6,628	≥	6.0	≥	8,837	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,713	23.3	≥	4,971	≥	4.5	≥	7,180	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,713	13.3	≥	7,748	≥	4.0	≥	9,685	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,800	16.3	≥	7,732	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2024 (unaudited)
Total Capital (to Risk-Weighted Assets)	$13,997	98.9	≥	$1,132	≥	8.0	≥	$1,415	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,997	98.9	≥	849	≥	6.0	≥	1,132	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,997	98.9	≥	637	≥	4.5	≥	920	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,997	39.3	≥	1,423	≥	4.0	≥	1,779	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,997	90.9	≥	991	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$13,842	97.5	≥	$1,136	≥	8.0	≥	$1,420	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,842	97.5	≥	852	≥	6.0	≥	1,136	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,842	97.5	≥	639	≥	4.5	≥	923	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,842	40.2	≥	1,376	≥	4.0	≥	1,721	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,842	89.5	≥	994	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

The Company declared a semi-annual cash dividend of $0.08 per share totaling $89,000 in the first quarter of fiscal year 2025. There were no dividends declared during fiscal year 2024.

NOTE 11: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest expense for the three months ended December 31, 2024 and 2023 were $(9,000) and $(143,000), respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000.

On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured.

Information about interest rate swap agreements at December 31, 2024 (unaudited) and September 30, 2024 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
December 31, 2024 (unaudited)
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$—	—%	—%	$—

September 30, 2024
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.22%	$9

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of December 31, 2024 (unaudited) and September 30, 2024:

	As of December 31,	As of September 30,
	2024	2024
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$—	$9

The notional amount of interest rate swap agreements entered into, that were outstanding at December 31, 2024 (unaudited) and September 30, 2024, mature as follows for the years ended September 30:

	December 31,	September 30,
	2024	2024
	(unaudited)
	(In Thousands)
2025	$—	$3,000
	$—	$3,000

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

The Company utilized interest rate swap agreements based on the Secured Overnight Financing Rate (SOFR). The Company generally determined the fair value of its interest rate swap agreements using externally developed pricing models based on market observable inputs and therefore classified such valuations as Level 2.

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2024 (unaudited) and September 30, 2024 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
December 31, 2024 (unaudited)

U.S. Government Treasuries	$2,335	$—	$2,335	$—
U.S. Government Agencies	7,922	—	7,922	—
Mortgaged-Backed Securities	10,728	—	10,728	—
Municipal Securities	20,646	—	20,646	—
SBA Securities	1,903	—	1,903	—
Available-for-Sale Securities	$43,534	$—	$43,534	$—

Interest Rate Swap Derivative	$—	$—	$—	$—

September 30, 2024

U.S. Government Treasuries	$2,349	$—	$2,349	$—
U.S. Government Agencies	8,535	—	8,535	—
Mortgaged-Backed Securities	11,171	—	11,171	—
Municipal Securities	21,285	—	21,285	—
SBA Securities	2,008	—	2,008	—
Available-for-Sale Securities	$45,348	$—	$45,348	$—

Interest Rate Swap Derivative	$9	$—	$9	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

The Company held no foreclosed real estate at December 31, 2024 (unaudited) and September 30, 2024.

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at December 31, 2024 (unaudited) and at September 30, 2024.

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

The estimated fair values of financial instruments at December 31, 2024 (unaudited) and at September 30, 2024 are as follows:

	December 31, 2024		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(unaudited)
	(In Thousands)
Financial Assets
Cash and due from banks	$3,532	$3,532	$4,302	$4,302
Interest bearing deposits with banks	3,481	3,481	2,068	2,068
Available for sale debt securities	43,534	43,534	45,348	45,348
Portfolio loans, net of deferred fees and allowance for credit losses	124,927	106,516	124,257	108,188
Investments in restricted stock	821	821	823	823
Accrued interest receivable	606	606	602	602
Interest rate swap derivative	—	—	9	9

Financial Liabilities
Deposits	$159,672	$129,676	$159,902	$128,120
Accrued interest payable	2	2	2	2

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

The leases in which the Company is the lessee include real estate property for a branch office facility under a noncancelable operating lease arrangement, whose current maturity date is November 2026. The Company’s eral estate lease agreement includes an option to renew at the Company’s discretion which is not included in the maturity schedule below as management is not reasonably certain to exercise the renewal option. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026 both of which are under the terms of operating lease agreements.

ASC 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of December 31, 2024 are as follows (in thousands):

(unaudited)
2025	$16
2026	20
2027	2
$38

Lease expense for the branch office amounted to $4,000 for the three months ended December 31, 2024 and 2023. Lease expense for the equipment was approximately $2,000 and $1,000 for the three months ended December 31, 2024 and 2023, respectively. The following tables presents information about the Company’s leases as of December 31, 2024 and September 30, 2024, respectively:

	December 31, 2024	September 30, 2024

	(In Thousands)

Operating lease right of use assets	$38	$44
Operating lease liability	38	44
Weighted average remaining lease term, in years:	1.74 years	1.98 years

The following table presents information about the Company’s lease activity for the three months ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2024

	(In Thousands)
Lease expense:
Operating lease expense:	$6	$5
Total lease expense:	$6	$5
Cash paid for amounts included in measurement of lease liabilities:	$6	$5

NOTE 14: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of December 31, 2024 (unaudited) and September 30, 2024

	December 31, 2024	September 30, 2024
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$2,296	$2,381
Interest bearing deposits with banks	38	59
Total Cash and Cash Equivalents	2,334	2,440

ESOP loan receivable	501	522

Accrued interest receivable and other assets	133	137
Investment in subsidiary	29,460	30,399

Total Assets	$32,428	$33,498

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$685	$733

Total Liabilities	685	733

Shareholders' Equity
Preferred stock, $.01 par value: December 31, 2024 and September 30, 2024:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: December 31, 2024 and September 30, 2024:
75,000,000 shares authorized; December 31, 2024: 1,107,134 issued and 1,106,790 outstanding
and September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,490	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares December 31, 2024: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,484	28,413
Authorized but unissued stock, at cost, (shares December 31, 2024: 344: September 30, 2024: 0)	(4)	—
Accumulated other comprehensive loss	(2,737)	(1,606)
Total Shareholders' Equity	31,743	32,765

Total Liabilities and Shareholders' Equity	$32,428	$33,498

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three Months Ended December 31, 2024 and 2023 (unaudited)

	Three Months Ended December 31,
	2024	2023

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$44	$8

Total Interest Income	44	8

Net Interest Income	44	8

Non-interest Income:
Earnings on deferred fees plan	7	(6)
Earnings from subsidiaries	192	179

Total Non-interest Income	199	173

Non-interest Expenses:
Directors' fees	22	14
Earnings on deferred fees plan	7	(6)
Professional fees	30	34
Other non-interest expenses	24	21

Total Non-interest Expenses	83	63

Income before Income Tax Expense	160	118

Income Tax Expense	—	—

Net Income	$160	$118

Basic and Diluted Earnings Per Share	$0.15	$0.11

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	Three Months Ended December 31,
	2024	2023

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$160	$118
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(192)	(179)
ESOP shares committed to be released	42	37
Change in accrued interest receivable and other assets	4	(3,115)
Change in accrued interest payable and other liabilities	(48)	(3,159)

Net Cash Used in Operating Activities	(34)	(6,298)

Cash Flows from Investing Activities:
ESOP loan issued	—	(578)
Net decrease in loans receivable	21	56

Net Cash Provided by (Used in) Investing Activities	21	(522)

Cash Flows from Financing Activities:
Treasury stock purchased	(4)	—
Net stock offering proceeds	—	4,932
Cash dividends paid	(89)	—

Net Cash (Used in) Provided by Financing Activities	(93)	4,932

Net Decrease in Cash and Cash Equivalents	(106)	(1,888)

Cash and Cash Equivalents - Beginning of Period	2,440	4,594

Cash and Cash Equivalents - End of Period	$2,334	$2,706

NOTE 15: SUBSEQUENT EVENTS

On January 6, 2025, the Bank notified the customers of its branch office located at 20410 NYS Route 411, La Fargeville, New York 13656 (the “La Fargeville Branch”) that the Bank intends to close the La Fargeville Branch effective as of April 7, 2025.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise; (ii) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (iii) our ability to access cost-effective funding; (iv) fluctuations in real estate values and both residential and commercial real estate market conditions; (v) demand for loans and deposits in our market area; (vi) deposit outflows and our ability to successfully manage liquidity; (vii) our ability to implement and change our business strategies, including our branching strategy; (viii) competition among depository and other financial institutions; (ix) inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make; (x) adverse changes in the securities or secondary mortgage markets; (xi) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums; (xii) changes in the quality or composition of our loan or investment portfolios; (xiii) technological changes that may be more difficult or expensive than expected; (xiv) the inability of third-party providers to perform as expected; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) our ability to enter new markets successfully and to capitalize on growth opportunities; (xvii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xvii) changes in consumer spending, borrowing and savings habits; (xix)  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; (xx) our ability to attract and retain key employees; and (xxi) changes in financial condition, results of operations or future prospects of issuers of securities that we own.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three months ended December 31, 2024 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $691,000 as of December 31, 2024 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

To determine the total allowance for credit losses, management estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for credit losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

Management monitors differences between estimated and actual credit losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate the expected credit losses in those portfolios. Additions to the allowance for credit losses are made by changes to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

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

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

Total assets decreased by $0.5 million, or 0.25%, to $196.8 million at December 31, 2024 from $197.3 million at September 30, 2024. The decrease in assets was primarily due to decreases in securities available for sale of $1.8 million resulting from fluctuations in market rates, partially offset by an increase in loans receivable of $0.7 million and an increase in cash and cash equivalents of $0.6 million.

Cash and cash equivalents increased by $0.6 million, or 10.09%, to $7.0 million at December 31, 2024 from $6.4 million at September 30, 2024. The increase in cash and cash equivalents can be primarily attributed to an increase in advanced payments from borrowers for taxes and insurance of $0.9 million and principal maturities from securities available for sale of $1.0 million, partially offset by an increase in loans receivable of $0.7 million.

Loans receivable, net of the allowance for credit losses, increased by $0.7 million, or 0.54%, to $124.9 million at December 31, 2024 from $124.2 million at September 30, 2024. The increase in loans receivable, net of the allowance for credit losses, was primarily due to a increase in originated loans by $1.3 million, partially offset by a decrease in net loans acquired from Citizens Bank of Cape Vincent of $0.7 million.

Securities available for sale decreased by $1.8 million, or 4.00%, to $43.5 million at December 31, 2024 from $45.3 million at September 30, 2024. The decrease was primarily due to principal paydowns and maturities along with a decrease in the market value on the portfolio, partially offset by reinvested principal proceeds.

The Bank held no foreclosed real estate at December 31, 2024 or September 30, 2024.

Total deposits decreased by $0.2 million, or 0.14%, to $159.7 million at December 31, 2024 from $159.9 million at September 30, 2024. The decrease in deposits can primarily be attributed to a $1.9 million decrease in non-maturing deposits, due to seasonal fluctuations, partially offset by an $1.7 million increase in time deposits. The increase in time deposits can primarily be attributed to offering rates remaining higher as market and competitor rates have increased throughout the past year. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $36.9 million at December 31, 2024 and $37.2 million at September 30, 2024. Municipal deposits held at GS&L Municipal Bank accounted for approximately $19.2 million and $19.3 million of the uninsured deposits at December 31, 2024 and September 30, 2024, respectively. At December 31, 2024, we had $58.9 million in available liquidity with the Federal Home Loan Bank of New York and $7.0 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

The bank held no Federal Home Loan Bank advances or brokered deposits at December 31, 2024 and September 30, 2024.

Shareholders’ equity decreased by $1.0 million, or 3.12%, to $31.7 million at December 31, 2024 from $32.8 million at September 30, 2024. The decrease in shareholders’ equity was primarily a result of a $1.1 million decrease to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component. The Company also declared dividends of $0.08 per share totaling $89,000 during the three months ended December 31, 2024.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Financial Highlights

Net income for the three months ended December 31, 2024 was $160,000 compared to $118,000 for the three months ended December 31, 2023. Net income for the three months ended December 31, 2024 was higher than the three months ended December 31, 2023 primarily due to a $134,000 decrease in the unrealized loss on interest rate swap agreements as of December 31, 2024. The Company also made a $15,000 provision for credit losses for the three months ended December 31, 2024 compared to a $70,000 provision for credit losses for the three months ended December 31, 2023. Interest expense for the three months ended December 31, 2024 was $401,000 compared to $324,000 for the three months ended December 31, 2023, primarily due to a $158,000 increase in interest expense on deposits, partially offset by a $131,000 decrease in interest expense on Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended December 31, 2024 and also for the three months ended December 31, 2023. Net interest income for the three months ended December 31, 2024 decreased by $39,000, or 2.16%, primarily due to an increase in deposit interest expense of $158,000 and a decrease in interest income on the swap agreements hedged against borrowings and deposits of $40,000, partially offset by an increase in interest income of $38,000 and a decrease in borrowing interest expense of $131,000.

Interest income increased by $38,000, or 1.79%, for the three months ended December 31, 2024 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $77,000, or 23.77%, due to the increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings offset by a decrease in Federal Home Loan Bank borrowing interest expense.

Net interest margin increased by 1 basis point, to 3.99% compared to 3.98% for the three months ended December 31, 2024 driven primarily by an increase in average yield on interest earning assets resulting from the increase in market rates over the prior year and a slight decrease in interest earning assets.

Provision for Credit Losses

Management recorded credit loss provisions of $15,000 and $70,000 for the three months ended December 31, 2024 and 2023, respectively. Based on a review of the loans that were in the loan portfolio at December 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $691,000 and $874,000 at December 31, 2024 and September 30, 2024, respectively. At December 31, 2024 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$83	$87	$(4)	4.60%
ATM card fees	66	64	2	3.13%
Realized gain on swap unwound	—	75	(75)	100.00%
Earnings on investment in life insurance	41	38	3	7.89%
Earnings (losses) on deferred fees plan	(6)	12	(18)	150.00%
Unrealized loss on swap agreement	(9)	(143)	134	93.71%
Earnings on secondary market programs	15	10	5	50.00%
Other non-interest income	54	4	50	1,250.00%
Total non-interest income, net	$244	$147	$97

The increase in total non-interest income was primarily due to the decrease in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $9,000 at December 31, 2024 compared to an unrealized loss of $143,000 at December 31, 2023. Other non-interest income increased $50,000 compared to the same period last year, primarily due to the recognition of additional income from a tax-related refund. For the three months ended December 31, 2023, the Company unwound two off-balance sheet swaps for a realized gain of $75,000.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$873	$863	$10	1.16%
Other non-interest expense	269	193	76	39.38%
Building, occupancy and equipment	224	238	(14)	5.88%
Professional fees	156	150	6	4.00%
Data processing	107	106	1	0.94%
Directors fees	96	86	10	11.63%
Intangibles amortization expense	93	104	(11)	10.58%
Postage and supplies	22	24	(2)	8.33%
Foreclosed assets, net	1	4	(3)	75.00%
Earnings (losses) on deferred fees plan	(6)	12	(18)	150.00%
Total non-interest expense	$1,835	$1,780	$55

The increase in total non-interest expense included a $76,000 increase in other non-interest expenses for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was primarily due to operational expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded an income tax benefit of $1,000 and $17,000 for the three months ended December 31, 2024 and 2023, respectively. The decrease in income tax benefit resulted from an increase in pre-tax book income and a change in interest income in tax-exempt securities. The Company’s effective income tax rates were (0.63)% and (16.83)% for the three months ended December 31, 2024 and 2023, respectively. The income tax benefit in both periods primarily reflects the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Asset Quality

Non-performing loans were $691,000 and $874,000 at December 31, 2024 and September 30, 2024, respectively. At December 31, 2024 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the three months ended December 31, 2024. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $440,000 and $426,000 for the three months ended December 31, 2024 and 2023, respectively.

For the Three Months Ended December 31,
2024	2023
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$124,630	$1,692	5.39%	$125,054	$1,601	5.08%
Securities	47,800	433	3.59%	53,224	503	3.75%
Other short term investments	3,130	41	5.20%	1,690	24	5.63%
Total interest-earning assets	175,560	2,166	4.89%	179,968	2,128	4.69%
Noninterest-earning assets	22,110	24,842
Total assets	$197,670	$204,810

Interest-bearing liabilities(1):
Regular savings and club deposits	58,299	19	0.13%	66,972	22	0.13%
Money market and NOW deposits(2)	46,999	5	0.04%	47,234	23	0.19%
Certificates of deposit	37,797	377	3.96%	26,789	198	2.93%
Total interest-bearing deposits	143,095	401	1.11%	140,995	243	0.68%
Federal Home Loan Bank advances and other borrowings(3)	—	—	—%	9,729	81	3.30%
Total interest-bearing liabilities	143,095	401	1.11%	150,724	324	0.85%
Noninterest-bearing demand deposits	19,328	22,974
Other noninterest-bearing liabilities	3,071	1,978
Total liabilities	165,494	175,676
Total shareholders’ equity	32,176	29,134
Total liabilities and shareholders’ equity	$197,670	$204,810
Net interest income	$1,765	$1,804
Net interest rate spread(4)	3.78%	3.84%
Net interest-earning assets(5)	$32,465	$29,244
Net interest margin(6)	3.99%	3.98%
Average interest-earning assets to interest-bearing liabilities	1.23	x	1.19	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended December 31,
	2024	2023

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,692	$1,601
Interest on loans, excluding impact of swap agreements	$1,692	$1,601

Interest on money market and NOW deposit accounts	$5	$23
Impact of swap agreements	(10)	—
Interest on deposits, excluding impact of swap agreements	$15	$23

Interest on borrowings	$—	$81
Impact of swap agreements	—	(50)
Interest on borrowings, excluding impact of swap agreements	$—	$131
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2024
	Compared to
	Three Months Ended December 31, 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	(5)	96	91
Securities	(49)	(21)	(70)
Other short-term investments	19	(2)	17
Total interest-earning assets	(35)	73	38

Interest-bearing liabilities:
Regular savings and club deposits	(3)	—	(3)
Money market and NOW deposits	—	(18)	(18)
Certificates of deposit	96	83	179
Total deposits	93	65	158
Federal Home Loan Bank advances and other borrowings	(40)	(41)	(81)
Total interest-bearing liabilities	53	24	77
			—
Change in net interest income	(88)	49	(39)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2024, there were no outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow $58.9 million. Additionally, at December 31, 2024, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At December 31, 2024, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash (used in) provided by operating activities was $0.3 million and $(3.5) million for the three months ended December 31, 2024 and 2023, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $(0.2) million and $0.8 million for the three months ended December 31, 2024 and 2023. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $0.5 million for the three months ended December 31, 2024 and was $0.3 million for the three months ended December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2024. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of December 31, 2024 or September 30, 2024.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At December 31, 2024 and September 30, 2024, Bancorp (on an unconsolidated basis) had liquid assets of $2.3 million and $2.4 million, respectively.

At December 31, 2024 and September 30, 2024, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2024 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	7,030	(286)
+300	7,084	(232)
+200	7,156	(160)
+100	7,227	(89)
Level	7,316	—
-100	7,306	(10)
-200	7,184	(132)
-300	7,035	(281)
-400	6,838	(478)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	29,292	(14,039)	(32.40)%	19.75%	(4.54)%
+300	32,660	(10,671)	(24.63)%	21.06%	(3.23)%
+200	35,363	(7,968)	(18.39)%	21.90%	(2.39)%
+100	38,157	(5,174)	(11.94)%	22.65%	(1.64)%
—	43,331	—	—	24.29%	—
-100	48,238	4,907	11.32%	25.50%	1.21%
-200	49,493	6,162	14.22%	25.06%	0.77%
-300	47,992	4,661	10.76%	23.52%	(0.77)%
-400	44,911	1,580	3.65%	21.39%	(2.90)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended December 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on December 20, 2024. As of December 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 55,356 shares, or 5%, of the Company’s currently issued and outstanding common stock. The stock repurchase program is the Company’s first repurchase program since completing its second-step conversion and related stock offering in October 2023.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended December 31, 2024:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
October 1 to 31, 2024	—	$—	—	—
November 1 to 30, 2024	—	—	—	—
December 1 to 31, 2024	344	12.81	344	55,012
Total	344	$12.81	344

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2024, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	February 14, 2025	By:	/s/ Robert W. Barlow
Robert W. Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2025	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)