Form 10-Q
period 2025-03-31
Gouverneur Bancorp, Inc./MD/
filed 2025-05-09
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the issuer’s common stock, as of May 8, 2025:  1,056,421 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	March 31,	September 30,
	2025	2024
	(unaudited)
Assets:
Cash and due from banks	$4,533	$4,302
Interest-bearing deposits in bank	3,340	2,068
Total cash and cash equivalents	7,873	6,370

Securities available-for-sale, at fair value	42,812	45,348

Loans receivable, net of allowance for credit losses: March 31, 2025: $1,064 and September 30, 2024:
$1,063 and net of discount at March 31, 2025: $773 and September 30, 2024: $832 and
deferred loan fees of $455 at March 31, 2025 and $437 at September 30, 2024	125,385	124,257

Investments in restricted stock, at cost	815	823
Bank owned life insurance	7,219	7,137
Premises and equipment, net	2,891	2,924
Core deposit intangible, net	1,479	1,664
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,660	4,500
Total assets	$197,371	$197,260

Liabilities:
Deposits:
Non-interest-bearing demand	$16,566	$17,515
NOW and money market	49,748	48,167
Savings and club	56,895	57,940
Time certificates	38,612	36,280
Total deposits	161,821	159,902

Advanced payments from borrowers for taxes and insurance	569	483
Accrued interest payable and other liabilities	3,624	4,110
Total liabilities	166,014	164,495

Shareholders' Equity:
Preferred stock, $.01 par value: March 31, 2025 and September 30, 2024: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: March 31, 2025 and September 30, 2024: 75,000,000 shares authorized;
March 31, 2025: 1,107,134 issued and 1,058,399 outstanding and
September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,496	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares March 31, 2025: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,602	28,413
Accumulated other comprehensive loss	(2,653)	(1,606)
Authorized but unissued stock, at cost, (shares March 31, 2025: 48,735: September 30, 2024: 0)	(598)	—
Total shareholders' equity	31,357	32,765
Total liabilities and shareholders' equity	$197,371	$197,260

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest income:
Loans, net	$1,681	$1,630	$3,373	$3,231
Securities-taxable	305	348	610	705
Securities-non-taxable	128	150	256	296
Other short-term investments	23	17	64	41
Total interest income	2,137	2,145	4,303	4,273

Interest expense:
Deposits	390	292	801	535
Net swap income on deposit hedge	—	—	(10)	—
Borrowings – short term and long term	—	75	—	206
Net swap income on borrowing hedge	—	(30)	—	(80)
Total interest expense	390	337	791	661

Net interest income	1,747	1,808	3,512	3,612
Provision for credit losses
Loans	5	—	20	68
Unfunded commitments	(5)	—	(5)	2
Net interest income after provision for credit losses	1,747	1,808	3,497	3,542

Non-interest income:
Service charges	74	75	157	161
ATM card fees	66	63	132	127
Realized gain on swaps unwound	—	—	—	75
Earnings on investment in life insurance	41	38	82	75
Earnings on deferred fees plan	8	33	2	45
Unrealized loss on swap agreements	—	(38)	(9)	(181)
Earnings on secondary market programs	10	9	25	20
Other non-interest income	9	16	63	21
Total non-interest income, net	208	196	452	343

Non-interest expenses:
Salaries and employee benefits	839	880	1,712	1,743
Directors fees	85	90	181	176
Earnings on deferred fees plan	8	33	2	45
Building, occupancy and equipment	268	258	492	497
Data processing	102	120	209	226
Postage and supplies	37	47	59	71
Professional fees	152	192	308	341
Intangibles amortization	92	104	185	208
Foreclosed assets, net	—	5	1	9
Other non-interest expense	270	190	539	383
Total non-interest expenses, net	1,853	1,919	3,688	3,699

Income before income tax benefit	102	85	261	186
Income tax benefit	(16)	(17)	(17)	(34)
Net income	$118	$102	$278	$220

Earnings per common share – basic	$0.11	$0.10	$0.27	$0.21
Earnings per common share – diluted	$0.11	$0.10	$0.27	$0.21

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net Income	$118	$102	$278	$220
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	127	(542)	(1,296)	2,224
Deferred tax expense (benefit)	27	(114)	(272)	467
Unrealized holding gain (loss), net of deferred taxes	100	(428)	(1,024)	1,757

Post-retirement benefit (expense)	(20)	3	(29)	62
Deferred tax expense (benefit)	(4)	1	(6)	13
Post-retirement benefit (expense), net of deferred taxes	(16)	2	(23)	49

Total other comprehensive income (loss)	84	(426)	(1,047)	1,806
Total comprehensive income (loss)	$202	$(324)	$(769)	$2,026

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2025 and 2024

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2023 (unaudited)	$11	$6,487	$(540)	$27,992	$—	$(1,891)	$32,059
Comprehensive loss:
Net income	—	—	—	102	—	—	102
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	2	2
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	(428)	(428)
Total comprehensive loss							(324)
Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735

Balance at December 31, 2024 (unaudited)	$11	$6,490	$(501)	$28,484	$(4)	$(2,737)	$31,743
Comprehensive income:
Net income	—	—	—	118	—	—	118
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	(16)	(16)
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	100	100
Total comprehensive income							202
Restricted stock expense	—	4	—	—	—	—	4
Stock option expense	—	2	—	—	—	—	2
Repurchase of Authorized Stock (48,391 shares)	—	—	—	—	(594)	—	(594)
Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(598)	$(2,653)	$31,357

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended March 31, 2025 and 2024

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	220	—	—	220
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	49	49
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	1,757	1,757
Total comprehensive income							2,026
Net proceeds from stock offering and holding company conversion (1,107,134 shares)	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735

Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765
Comprehensive loss:
Net income	—	—	—	278	—	—	278
Net pension and postretirement benefit, net of taxes	—	—	—	—	—	(23)	(23)
Change in unrealized losses on securities available-for-sale, net of tax effects	—	—	—	—	—	(1,024)	(1,024)
Total comprehensive loss							(769)
Restricted stock expense	—	4	—	—	—	—	4
Stock option expense	—	2	—	—	—	—	2
Repurchase of Authorized Stock (48,735 shares)	—	—	—	—	(598)	—	(598)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.08 per share	—	—	—	(89)	—	—	(89)
Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(598)	$(2,653)	$31,357

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net Income	$278	$220
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	15	70
Net amortization of deferred fees on loans	34	37
Net amortization of securities premiums and discounts	(282)	(332)
Depreciation	105	128
Net amortization of core deposits intangible	185	208
Net realized losses on sale of foreclosed assets	—	2
ESOP shares committed to be released	42	37
Earnings on investment in bank owned life insurance	(82)	(75)
Stock based compensation expense	6	—
(Increase) decrease in accrued interest receivable and other assets	118	(4)
Decrease in accrued interest payable and other liabilities	(515)	(3,843)
Net cash used in operating activities	(96)	(3,552)
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities and principal reductions of securities (AFS)	2,349	3,784
Purchases of securities (AFS)	(827)	(2,266)
Redemptions of FHLB stock	8	426
Net (increase) decrease in loans receivable	(1,177)	1,257
Additions to premises and equipment	(72)	(6)
Proceeds from the sale of foreclosed assets	—	33
Net cash provided by investing activities	281	3,228
Cash flows from financing activities:
Net increase in deposits	1,919	3,989
Net decrease in short-term borrowings	—	(8,990)
Advance payments by borrowers for property taxes and insurance, net	86	99
Net stock offering proceeds	—	4,932
Repurchase of authorized stock	(598)	—
Cash dividends paid to common stock shareholders	(89)	—
Net cash provided by financing activities	1,318	30
Net increase (decrease) in cash and cash equivalents	1,503	(294)
Cash and cash equivalents – Beginning of Period	6,370	10,407
Cash and cash equivalents – End of Period	$7,873	$10,113
Supplemental disclosures:
Cash paid during the period for interest	$772	$686
Write-downs on foreclosed assets through the allowance for credit losses on loans	—	(27)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of March 31, 2025 (unaudited) and September 30, 2024 and for the three and six-month periods ended March 31, 2025 and 2024 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and six-month periods ended March 31, 2025 and 2024.  The results of operations for the three and six-month periods ended March 31, 2025 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2024 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024, including the notes thereto.  Certain amounts for the three-month and six-month periods ended March 31, 2024 were reclassified to conform to the presentation of March 31, 2025.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At March 31, 2025, GS&L Municipal Bank held $23.0 million of the Bank’s $42.8 million investment securities portfolio and $24.2 million of the Bank’s deposits.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. In connection with the determination of the estimated allowance for credit losses, management obtains independent appraisals for significant properties.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions. While management uses available information to recognize credit losses on loans and foreclosed assets, further reductions in the carrying amounts of loans and foreclosed assets may be necessary, based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed assets. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated credit losses on loans and foreclosed assets may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $232,000 and $246,000 at March 31, 2025 and September 30, 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $351,000 and $356,000 at March 31, 2025 and September 30, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the past due loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date in accordance with ASC 326, Financial Instruments – Credit Losses, using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses on unfunded commitments is included in other liabilities on the Company’s consolidated statements of financial condition.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and six-month periods ended March 31, 2025 and 2024 (In thousands, except per share data) (unaudited).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Basic earnings per share:	2025	2024	2025	2024
Net income	$118	$102	$278	$220
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,033	1,053	1,043	1,052
Basic and diluted earnings per common share	$0.11	$0.10	$0.27	$0.21

There were no dilutive or antidilutive shares at March 31, 2025 or 2024.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at March 31, 2025 (unaudited) and September 30, 2024:

	March 31,	September 30,
	2025	2024

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss on Available-for-Sale Securities, net	(3,084)	(1,788)
Tax Effect	647	375
Net Unrealized Loss on Available-for-Sale Securities	(2,437)	(1,413)

Unrealized Loss for Other Postretirement Obligations	$(274)	$(245)
Tax Effect	58	52
Net Unrealized Loss for Other Postretirement Obligations	(216)	(193)

Total Accumulated Other Comprehensive Loss	$(2,653)	$(1,606)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at March 31, 2025 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,380	$—	$(10)	$2,370
U.S. Government Agencies	7,590	2	(31)	7,561
Mortgaged-Backed Securities	11,082	7	(471)	10,618
Municipal Securities	23,016	42	(2,623)	20,435
SBA Securities	1,828	7	(7)	1,828
	$45,896	$58	$(3,142)	$42,812

The amortized cost of debt securities and their approximate fair value at September 30, 2024 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,346	$3	$—	$2,349
U.S. Government Agencies	8,479	57	(1)	8,535
Mortgaged-Backed Securities	11,337	74	(240)	11,171
Municipal Securities	22,974	158	(1,847)	21,285
SBA Securities	2,000	19	(11)	2,008
	$47,136	$311	$(2,099)	$45,348

The amortized cost and fair value of debt securities, by contractual maturity, at March 31, 2025 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$3,538	$3,535
Due After One Year Through Five Years	9,639	9,660
Due After Five Years Through Ten Years	6,738	6,400
Due After Ten Years	13,071	10,771
	32,986	30,366
Mortgage-Backed & SBA Securities with no set maturity	12,910	12,446
	$45,896	$42,812

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

There were no realized gains and losses from the sale of available-for-sale investments for the three and six month periods ended March 31, 2025 and 2024.

Information pertaining to securities with gross unrealized losses at March 31, 2025 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
March 31, 2025
Securities Available-for-Sale:
US Government Treasuries & Agencies	$41	$7,336	$—	$—	$41	$7,336
Mortgage-backed & SBA Securities	189	8,039	289	2,391	478	10,430
Municipal Securities	162	4,862	2,461	8,670	2,623	13,532
	$392	$20,237	$2,750	$11,061	$3,142	$31,298

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 59 and 9 securities in an unrealized loss position of less than twelve months at March 31, 2025 and September 30, 2024, respectively, and 64 and 69 securities in an unrealized loss position of 12 months or more at March 31, 2025 and September 30, 2024, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at March 31, 2025 (unaudited) and September 30, 2024 are as shown in the table below:

	As of March 31,	As of September 30,
	2025	2024
	(unaudited)
	Total Loans
	(In Thousands)
Real Estate Mortgages
Residential	$104,545	$103,521
Commercial	11,009	11,239
Construction	2,655	1,945
Home Equity	1,684	1,643
Other Loans:
Commercial Non-Mortgage	1,984	1,843
Automobile	2,241	2,528
Passbook	410	437
Consumer	2,239	2,559
Total Loans	126,767	125,715
Net Deferred Loan Costs	455	437
Net Discounts on Acquired Loans	(773)	(832)
Allowance for Credit Losses	(1,064)	(1,063)
Loans Receivable, Net	$125,385	$124,257

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown in the table below at March 31, 2025 (unaudited) and September 30, 2024:

	March 31, 2025	September 30, 2024
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$27,840	$28,996
Carrying Amount	$27,067	$28,164
Total Acquired Loans
Outstanding Principal Balance	$27,840	$28,996
Carrying Amount	$27,067	$28,164

The Company had not acquired any loans with deteriorated credit quality as of March 31, 2025 and September 30, 2024. The Company did acquire a commercial secured performing loan which has been classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified terms for over three years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a negative fair value adjustment as a result of purchase price accounting of $57,000 at March 31, 2025.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At March 31, 2025 and September 30, 2024, the total outstanding principal balance on serviced loans was $11.7 million and $11.8 million, respectively.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and six-months ended March 31, 2025 and 2024 (unaudited), and the year ended September 30, 2024.

Allowance for credit losses and recorded investment in loans as of and for the three months ended March 31, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$805	$152	$37	$—	$65	$1,059
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Transfer	1	(2)	4	1	(4)	—
Provisions	5	—	—	—	—	5
Ending Balance	$811	$150	$41	$1	$61	$1,064
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$811	$150	$41	$1	$61	$1,064
Loans Receivable:
Ending Balance	$108,884	$11,009	$1,948	$36	$4,890	$126,767
Ending Balance: Individually
Evaluated	$—	$768	$—	$—	$—	$768
Ending Balance: Collectively
Evaluated	$108,884	$10,241	$1,948	$36	$4,890	$125,999

Allowance for credit losses and recorded investment in loans as of and for the six months ended March 31, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	—	—	—	—	2	2
Transfer	(8)	(6)	1	1	12	—
Provisions	20	—	—	—	—	20
Ending Balance	$811	$150	$41	$1	$61	$1,064
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$811	$150	$41	$1	$61	$1,064

Allowance for credit losses and recorded investment in loans as of and for the three months ended March 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$157	$28	$—	$77	$1,061
Charge-offs	(1)	—	—	—	(2)	(3)
Recoveries	1	—	—	—	3	4
Transfer	3	(7)	4	—	—	—
Provisions	—	—	—	—	—	—
Ending Balance	$802	$150	$32	$—	$78	$1,062
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$802	$150	$32	$—	$78	$1,062

Allowance for credit losses and recorded investment in loans as of and for the six months ended March 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(8)	(71)
Recoveries	1	—	—	—	5	6
Transfer	3	(10)	1	—	6	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$802	$150	$32	$—	$78	$1,062
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$802	$150	$32	$—	$78	$1,062

Allowance for credit losses and recorded investment in loans as of September 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$799	$156	$40	$—	$68	$1,063
Loans Receivable:
Ending Balance	$107,109	$11,239	$1,832	$11	$5,524	$125,715
Ending Balance: Individually
Evaluated	$—	$782	$—	$—	$—	$782
Ending Balance: Collectively
Evaluated	$107,109	$10,457	$1,832	$11	$5,524	$124,933

The following table presents performing and nonperforming real estate loans based on payment activity as of March 31, 2025 and September 30, 2024. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31,	As of September 30,
	2025	2024
	(unaudited)
	(In Thousands)
Performing	$118,882	$117,504
Nonperforming	1,011	844
Total real estate loans	$119,893	$118,348

Credit quality indicators as of March 31, 2025 and September 30, 2024 are as follows:

Internally assigned grade as a subsection of the “Pass” (ratings 1 – 4) credit risk profile:

1 — Good

Loans in this category are to an individual or a well-established business in excellent financial condition with strong liquidity and a history of consistently high levels of earnings and cash flow and debt service capacity. Supported by high quality financial statements (including recent statements and sufficient historical fiscal statements), borrower has excellent repayment history and possesses a documented source of repayment. Industry conditions are favorable and borrower’s business management is well qualified with sufficient debt.  Borrower and/or key personnel exhibit unquestionable character. Good loans may be characterized by high quality liquid collateral and very strong personal guarantors.

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of March 31, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$107,200	$—	$—	$—	$107,200
Home Equity	1,684	—	—	—	1,684
Commercial	10,241	—	768	—	11,009
Total Mortgage Loans on Real Estate	119,125	—	768	—	119,893
Commercial	1,984	—	—	—	1,984
Consumer	4,890	—	—	—	4,890
Total Loans	$125,999	$—	$768	$—	$126,767

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,466	$—	$—	$—	$105,466
Home Equity	1,643	—	—	—	1,643
Commercial	10,457	—	782	—	11,239
Total Mortgage Loans on Real Estate	117,566	—	782	—	118,348
Commercial	1,843	—	—	—	1,843
Consumer	5,524	—	—	—	5,524
Total Loans	$124,933	$—	$782	$—	$125,715

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of March 31, 2025 and September 30, 2024. Any loans that are greater than 89 days past due as to interest and principal and still accruing interest are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of March 31, 2025 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$939	$31	$224	$1,194	$107,690	$108,884	$—
Commercial Mortgage	—	—	67	67	10,942	11,009	—
Commercial	16	—	—	16	1,968	1,984	—
Consumer	66	—	—	66	4,824	4,890	—
Total Loans	$1,021	$31	$291	$1,343	$125,424	$126,767	$—

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from loan modifications of receivables made to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

There were no modified loans made to borrowers experiencing financial difficulty during the six months ended March 31, 2025 or 2024.

Collateral Dependent Loans

Collateral dependent loans are individually evaluated loans upon which repayment is dependent on the operation or sale of the underlying collateral. For collateral dependent loans, the amortized cost of the loan is adjusted to fair value. There were no collateral dependent loans as of March 31, 2025. The Company uses the fair value of underlying collateral, less the selling, administrative costs, and other expenses necessary to liquidate the collateral in order to estimate the allowance for credit losses for individually evaluated collateral dependent loans.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total

Real Estate - Residential
Pass	$5,488	$9,453	$10,824	$14,679	$16,746	$50,010	$1,684	$108,884
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$5,488	$9,453	$10,824	$14,679	$16,746	$50,010	$1,684	$108,884

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$1,028	$873	$1,866	$562	$2,170	$3,742	$—	$10,241
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	518	—	183	67	—	768
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$1,028	$873	$2,384	$562	$2,353	$3,809	$—	$11,009

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$—	$577	$378	$48	$273	$672	$—	$1,948
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$—	$577	$378	$48	$273	$672	$—	$1,948

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$36	$—	$36
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$36	$—	$36

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$362	$1,487	$1,530	$679	$393	$439	$—	$4,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$362	$1,487	$1,530	$679	$393	$439	$—	$4,890

Current period gross write-offs	$21	$—	$—	$—	$—	$—	$—	$21

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$944	$944	$—	$777	$777
Real Estate - Commercial	—	67	67	—	67	67
Commercial - Secured	—	16	16	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	52	52	—	14	14
Total Loans	$—	$1,079	$1,079	$—	$874	$874

The Company recognized no interest income on nonaccrual loans during the three and six months ended March 31, 2025 or 2024.

The following table represents the accrued interest receivable written off by reversing interest income during the six months ended March 31, 2025 and 2024:

	For the Six Months Ended
	March 31, 2025	March 31, 2024

	(In Thousands)
Real Estate - Residential	$15	$18
Real Estate - Commercial	4	18
Commercial - Secured	1	1
Commercial - Unsecured	—	—
Consumer	—	—
Total Loans	$20	$37

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the fiscal 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350, Intangibles- Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of March 31, 2025 (unaudited) and September 30, 2024, intangible assets consisted of $1.5 million and $1.7 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at March 31, 2025 (unaudited) and September 30, 2024 are summarized as follows:

	As of March 31,			As of September 30,
	2025			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	(1,063)	1,479	2,542	(878)	1,664
	$6,779	$(1,063)	$5,716	$6,779	$(878)	$5,901

No impairments of goodwill were recognized for the fiscal year ended September 30, 2024. Amortization expense for other intangible assets was $92,000 and $104,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for other intangible assets was $185,000 and $208,000 for the six months ended March 31, 2025 and 2024, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of March 31, 2025, is summarized below:

Fiscal Year Ending
September 30,
(in thousands)
2025	$185
2026	323
2027	277
2028	231
2029	185
Thereafter	278
$1,479

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of financial instrument commitments at March 31, 2025 (unaudited) and September 30, 2024 is shown below.

	March 31,	September 30,
	2025	2024
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$2,703	$2,386
Unfunded Commitments Under Lines of Credit	$4,435	$4,566

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $178,000 and $176,000 with no amounts outstanding as of March 31, 2025 and September 30, 2024, respectively.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses for off-balance sheet credit exposures is adjusted through the provision for credit loss expense on the accompanying consolidated statements of earnings. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $20,000 and $25,000 at March 31, 2025 and September 30, 2024, respectively, is separately classified on the consolidated statements of financial condition within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
(In Thousands)	March 31, 2025	March 31, 2024
Allowance for Credit Losses:
Beginning Balance	$25	$31
Provision for credit loss - unfunded commitments	(5)	—
Ending Balance	$20	$31

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended March 31, 2025 and 2024.

	For the Six Months Ended
(In Thousands)	March 31, 2025	March 31, 2024
Allowance for Credit Losses:
Beginning Balance	$25	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	29
Provision for credit loss - unfunded commitments	(5)	2
Ending Balance	$20	$31

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

The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Bank on January 1, 2016 and become fully phased in on January 1, 2019. The U.S. Basel III Capital Rules require the Bank to:

●	Meet a minimum Common Equity Tier 1 Capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 Capital ratio of 6.00% of risk-weighted assets;
●	Continue to require a minimum Total Capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 Leverage Capital ratio of 4.00% of average assets;
●	Maintain a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and
●	Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, will be excluded as a component of Tier 1 capital for institutions of the Company’s size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

The capital conservation buffer at March 31, 2025 and September 30, 2024 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of March 31, 2025 and September 30, 2024, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of March 31, 2025 and September 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$27,415	24.6	≥	$8,918	≥	8.0	≥	$11,147	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	26,331	23.6	≥	6,688	≥	6.0	≥	8,918	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	26,331	23.6	≥	5,016	≥	4.5	≥	7,246	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	26,331	13.6	≥	7,762	≥	4.0	≥	9,703	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	27,415	16.6	≥	7,803	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$26,800	24.3	≥	$8,837	≥	8.0	≥	$11,046	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,713	23.3	≥	6,628	≥	6.0	≥	8,837	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,713	23.3	≥	4,971	≥	4.5	≥	7,180	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,713	13.3	≥	7,748	≥	4.0	≥	9,685	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,800	16.3	≥	7,732	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$14,188	83.8	≥	$1,355	≥	8.0	≥	$1,693	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,188	83.8	≥	1,016	≥	6.0	≥	1,355	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,188	83.8	≥	762	≥	4.5	≥	1,101	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,188	37.0	≥	1,534	≥	4.0	≥	1,918	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,188	75.8	≥	1,185	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$13,842	97.5	≥	$1,136	≥	8.0	≥	$1,420	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,842	97.5	≥	852	≥	6.0	≥	1,136	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,842	97.5	≥	639	≥	4.5	≥	923	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,842	40.2	≥	1,376	≥	4.0	≥	1,721	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,842	89.5	≥	994	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

In October 2024, the Company declared a semi-annual cash dividend of $0.08 per share totaling $89,000 in the first quarter of fiscal year 2025. There were no dividends declared during fiscal year 2024.

NOTE 11: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company has entered into several interest rate swap agreements whereby it pays a fixed rate and receives a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities on the accompanying consolidated statements of financial condition. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are currently recognized in current year earnings. Amounts recognized in earnings as noninterest expense for the three months ended March 31, 2025 and 2024 were $0 and $(38,000), respectively. Amounts recognized in earnings as noninterest expense for the six months ended March 31, 2025 and 2024 were $(9,000) and $(181,000), respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000.

On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured.

Information about interest rate swap agreements at March 31, 2025 (unaudited) and September 30, 2024 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
March 31, 2025 (unaudited)
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$—	—%	—%	$—

September 30, 2024
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.22%	$9

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of March 31, 2025 (unaudited) and September 30, 2024:

	As of March 31,	As of September 30,
	2025	2024
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$—	$9

The notional amount of interest rate swap agreements entered into, that were outstanding at March 31, 2025 (unaudited) and September 30, 2024, mature as follows for the years ended September 30:

	March 31,	September 30,
	2025	2024
	(unaudited)
	(In Thousands)
2025	$—	$3,000
	$—	$3,000

NOTE 12: FAIR VALUE MEASUREMENTS

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Fair Value Hierarchy

In accordance with ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by ASC 820, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Individually evaluated loans are evaluated and valued at the time the loan is identified as not having risk characteristics common with other loans within its pool (“collectively evaluated”). In these instances, credit loss is measured on a case-by-case basis.  The fair value of the loan is determined using either present value of the expected future cash flows discounted at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the collateral less the selling, administrative costs, and other expenses necessary to liquidate the collateral. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for credit loss and adjusted accordingly, based on the same factors identified previously.

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2025 (unaudited) and September 30, 2024 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
March 31, 2025 (unaudited)

U.S. Government Treasuries	$2,370	$—	$2,370	$—
U.S. Government Agencies	7,561	—	7,561	—
Mortgaged-Backed Securities	10,618	—	10,618	—
Municipal Securities	20,435	—	20,435	—
SBA Securities	1,828	—	1,828	—
Available-for-Sale Securities	$42,812	$—	$42,812	$—

Interest Rate Swap Derivative	$—	$—	$—	$—

September 30, 2024

U.S. Government Treasuries	$2,349	$—	$2,349	$—
U.S. Government Agencies	8,535	—	8,535	—
Mortgaged-Backed Securities	11,171	—	11,171	—
Municipal Securities	21,285	—	21,285	—
SBA Securities	2,008	—	2,008	—
Available-for-Sale Securities	$45,348	$—	$45,348	$—

Interest Rate Swap Derivative	$9	$—	$9	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

The Company held no foreclosed real estate at March 31, 2025 (unaudited) or September 30, 2024.

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at March 31, 2025 (unaudited) and at September 30, 2024.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Individually Evaluated Loans	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow

ASC 820 requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at March 31, 2025 (unaudited) and at September 30, 2024 are as follows:

	Fair Value	March 31, 2025		September 30, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(unaudited)
		(In Thousands)
Financial Assets
Cash and due from banks	1	$4,533	$4,533	$4,302	$4,302
Interest bearing deposits with banks	1	3,340	3,340	2,068	2,068
Available for sale debt securities	2	42,812	42,812	45,348	45,348
Portfolio loans, net of deferred fees and allowance for credit losses	3	125,385	114,752	124,257	108,188
Investments in restricted stock	2	815	815	823	823
Accrued interest receivable	1	603	603	602	602
Interest rate swap derivative	2	—	—	9	9

Financial Liabilities
Deposits	2	$161,821	$129,966	$159,902	$128,120
Accrued interest payable	1	2	2	2	2

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

Interest bearing deposits with banks — Due to their short-term nature, the carrying amount of interest-bearing deposits in other financial institutions approximates fair value and is categorized in Level 1 of the fair value hierarchy.

Available for sale securities — For those available for sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

Loans receivable — The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in Level 3 of the fair value hierarchy. Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

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

The leases in which the Company is the lessee include real estate properties for a branch office facility and a lending office facility under noncancelable operating lease arrangements, whose current maturity dates are November 2026 and January 2027, respectively. The Company’s real estate lease agreements include an option to renew at the Company’s discretion which is not included in the maturity schedule below as management is not reasonably certain to exercise the renewal options. The Bank also leases a postage machine which will expire in June 2025 and a copier which will expire in June 2026 both of which are under the terms of operating lease agreements.

ASC 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of March 31, 2025 are as follows for the respective future fiscal years ending September 30 (in thousands):

(unaudited)
2025	$17
2026	32
2027	6
$55

Operating lease expense for the branch office and lending office amounted to $6,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $2,000 for both the three months ended March 31, 2025 and the three months ended March 31, 2024. Operating lease expense for the branch office and lending office amounted to $10,000 and $8,000 for the six months ended March 31, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $3,000 for both the six months ended March 31, 2025 and the six months ended March 31, 2024. The following tables presents information about the Company’s leases as of March 31, 2025 and September 30, 2024, respectively:

	March 31, 2025	September 30, 2024

	(In Thousands)

Operating lease right of use assets	$55	$44
Operating lease liabilities	55	44
Weighted average remaining lease term, in years:	1.63 years	1.98 years

The following table presents information about the Company’s lease activity for the three and six months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

	(In Thousands)
Lease expense:
Operating lease expense:	$8	$6	$13	$11
Total lease expense:	$8	$6	$13	$11
Cash paid for amounts included in measurement of lease liabilities:	$8	$6	$13	$11

NOTE 14: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of March 31, 2025 (unaudited) and September 30, 2024

	March 31, 2025	September 30, 2024
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$1,629	$2,381
Interest bearing deposits with banks	—	59
Total Cash and Cash Equivalents	1,629	2,440

ESOP loan receivable	501	522

Accrued interest receivable and other assets	134	137
Investment in subsidiary	29,794	30,399

Total Assets	$32,058	$33,498

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$701	$733

Total Liabilities	701	733

Shareholders' Equity
Preferred stock, $.01 par value: March 31, 2025 and September 30, 2024:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: March 31, 2025 and September 30, 2024:
75,000,000 shares authorized; March 31, 2025: 1,107,134 issued and 1,058,399 outstanding
and September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,496	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares March 31, 2025: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,602	28,413
Authorized but unissued stock, at cost, (shares March 31, 2025: 48,735: September 30, 2024: 0)	(598)	—
Accumulated other comprehensive loss	(2,653)	(1,606)
Total Shareholders' Equity	31,357	32,765

Total Liabilities and Shareholders' Equity	$32,058	$33,498

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Six and Three Months Ended March 31, 2025 and 2024 (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$44	$8

Total Interest Income	—	—	44	8

Net Interest Income	—	—	44	8

Non-interest Income:
Earnings (losses) on deferred fees plan	(7)	17	—	11
Other non-interest income	2	—	2	—
Earnings from subsidiaries	250	206	442	385

Total Non-interest Income	245	223	444	396

Non-interest Expenses:
Directors' fees	20	22	42	36
Earnings (losses) on deferred fees plan	(7)	17	—	11
Professional fees	30	29	60	63
Other non-interest expenses	84	53	108	74

Total Non-interest Expenses	127	121	210	184

Income before Income Tax Expense	118	102	278	220

Income Tax Expense	—	—	—	—

Net Income	$118	$102	$278	$220

Basic and Diluted Earnings Per Share	$0.11	$0.10	$0.27	$0.21

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	Six Months Ended March 31,
	2025	2024

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$278	$220
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(442)	(385)
ESOP shares committed to be released	42	37
Stock based compensation expense	6	—
Change in accrued interest receivable and other assets	3	(3,662)
Change in accrued interest payable and other liabilities	(32)	(2,630)

Net Cash Used in Operating Activities	(145)	(6,420)

Cash Flows from Investing Activities:
ESOP loan issued	—	(578)
Net decrease in loans receivable	21	56

Net Cash Provided by (Used in) Investing Activities	21	(522)

Cash Flows from Financing Activities:
Repurchase of authorized stock	(598)	—
Net stock offering proceeds	—	4,932
Cash dividends paid	(89)	—

Net Cash (Used in) Provided by Financing Activities	(687)	4,932

Net Decrease in Cash and Cash Equivalents	(811)	(2,010)

Cash and Cash Equivalents - Beginning of Period	2,440	4,594

Cash and Cash Equivalents - End of Period	$1,629	$2,584

NOTE 15: SUBSEQUENT EVENTS

On April 1, 2025, the Bank began operations to customers at its new loan production office located at 6604 State Highway 56, Suite 4, Potsdam, New York 13676. The lease for the office commenced during the quarter ended March 31, 2025.

On April 7, 2025, the Bank closed its branch office located at 20410 NYS Route 411, La Fargeville, New York 13656 (the “La Fargeville Branch”), consistent with the notification provided to customers on January 6, 2025.

On April 21, 2025, the Company declared a semi-annual cash dividend of $0.08 per share, payable on May 19, 2025, to shareholders of record as of May 5, 2025.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise; (ii) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (iii) our ability to access cost-effective funding; (iv) fluctuations in real estate values and both residential and commercial real estate market conditions; (v) demand for loans and deposits in our market area; (vi) deposit outflows and our ability to successfully manage liquidity; (vii) our ability to implement and change our business strategies, including our branching strategy; (viii) competition among depository and other financial institutions; (ix) inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make; (x) adverse changes in the securities or secondary mortgage markets; (xi) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums; (xii) changes in the quality or composition of our loan or investment portfolios; (xiii) technological changes that may be more difficult or expensive than expected; (xiv) the inability of third-party providers to perform as expected; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) our ability to enter new markets successfully and to capitalize on growth opportunities; (xvii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xvii) changes in consumer spending, borrowing and savings habits; (xix)  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; (xx) our ability to attract and retain key employees; and (xxi) changes in financial condition, results of operations or future prospects of issuers of securities that we own; (xxii) changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; and (xxiii) the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and six months ended March 31, 2025 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.1 million as of March 31, 2025 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Individually Evaluated Loans

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

Collectively Evaluated Loans

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

Goodwill

Goodwill represents the excess cost of the fiscal 2022 acquisition of Citizens Bank of Cape Vincent over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. When calculating goodwill in accordance with FASB ASC 805-30-55-3, we evaluate whether the fair value of equity of the acquired company is a more reliable measure than the fair value of the equity interests transferred. We consider the assumptions required to calculate the fair value of equity of an acquired company using discounted cash flow models (income approach) and/or change of control premium models (market approach) which are generally based on a higher level of market participant inputs and therefore a lower level of subjectivity when compared to the assumptions required to calculate the fair value of equity interests transferred under a fair value pricing model. As a result, we consider the calculation of the fair value of the equity of an acquired company to be more reliable than the calculation of the fair value of the equity interests transferred. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Goodwill is not amortized but is evaluated annually for impairment.

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

Total assets increased by $0.1 million, or 0.06%, to $197.4 million at March 31, 2025 from $197.3 million at September 30, 2024. The increase in assets was primarily due to increases in loans receivable of $1.1 million and cash and cash equivalents of $1.5 million, partially offset by a decrease in securities available for sale of $2.5 million resulting from principal paydowns and maturities along with a decrease in the market value from fluctuations in market rates.

Cash and cash equivalents increased by $1.5 million, or 23.59%, to $7.9 million at March 31, 2025 from $6.4 million at September 30, 2024. The increase in cash and cash equivalents can be primarily attributed to an increase in deposits of $1.9 million and principal maturities from securities available for sale of $2.3 million, partially offset by an increase in loans receivable of $1.1 million and purchases of securities available for sale of $0.8 million.

Loans receivable, net of the allowance for credit losses, increased by $1.1 million, or 0.91%, to $125.4 million at March 31, 2025 from $124.3 million at September 30, 2024. The increase in loans receivable, net of the allowance for credit losses, was primarily due to an increase in originated loans by $2.2 million, partially offset by a decrease in total acquired loans of $1.1 million.

Securities available for sale decreased by $2.5 million, or 5.59%, to $42.8 million at March 31, 2025 from $45.3 million at September 30, 2024. The decrease was primarily due to principal paydowns and maturities along with a decrease in the market value on the portfolio, partially offset by reinvested principal proceeds. The unrealized loss on securities available for sale included in other comprehensive loss was $2.4 million at March 31, 2025, compared to $1.4 million at September 30, 2024, primarily due to fluctuations in market rates impacting the fair value of the investment portfolio.

Total deposits increased by $1.9 million, or 1.20%, to $161.8 million at March 31, 2025 from $159.9 million at September 30, 2024. The increase in deposits can primarily be attributed to a $2.3 million increase in time deposits, reflecting consumer preference in the current interest rate environment, partially offset by a $0.4 million decrease in non-maturing deposits. The overall increase in deposits can be attributed to a $2.8 million increase in municipal deposits due to seasonal fluctuations. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $38.4 million at March 31, 2025 and $37.2 million at September 30, 2024. Municipal deposits held at GS&L Municipal Bank accounted for approximately $19.2 million and $22.2 million of the uninsured deposits at March 31, 2025 and September 30, 2024, respectively. At March 31, 2025, we had $58.8 million in available liquidity with the Federal Home Loan Bank of New York and $7.9 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Shareholders’ equity decreased by $1.4 million, or 4.30%, to $31.4 million at March 31, 2025 from $32.8 million at September 30, 2024. The decrease in shareholders’ equity was primarily a result of a $1.0 million decrease to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component, and the repurchase of common stock of $0.6 million which was returned to authorized but unissued stock. The Company also declared dividends of $0.08 per share totaling $89,000 during the six months ended March 31, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Financial Highlights

Net income for the three months ended March 31, 2025 was $118,000 compared to $102,000 for the three months ended March 31, 2024. Net income for the three months ended March 31, 2025 was higher than the three months ended March 31, 2024 primarily due to a $66,000 decrease in total non-interest expenses and a $38,000 decrease in the unrealized loss on interest rate swap agreements as of March 31, 2025. The Company made no provision for credit losses for the three months ended March 31, 2025 and 2024. Interest expense for the three months ended March 31, 2025 was $390,000 compared to $337,000 for the three months ended March 31, 2024, primarily due to a $98,000 increase in interest expense on deposits, partially offset by a $75,000 decrease in interest expense on Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $1.7 million for the three months ended March 31, 2025, as compared to $1.8 million for the three months ended March 31, 2024. Net interest income for the three months ended March 31, 2025 decreased by $61,000, or 3.37%, primarily due to an increase in deposit interest expense of $98,000 and a decrease in interest income on the swap agreements hedged against borrowings and deposits of $30,000, partially offset by a decrease in borrowing interest expense of $75,000.

Interest income decreased by $8,000, or 0.37%, for the three months ended March 31, 2025 due to a decrease in interest on taxable and non-taxable securities, partially offset by an increase in loan income due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $53,000, or 15.73%, due to the increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings offset by a decrease in Federal Home Loan Bank borrowing interest expense.

Net interest margin remained steady at 4.06% for the three months ended March 31, 2025 and 2024. With interest income decreasing, the unchanged net interest margin was primarily the result of a decrease in interest earning assets.

Provision for Credit Losses

Management recorded a $5,000 provision for credit loss on loans and a $5,000 benefit from the provision for unfunded commitments for the three months ended March 31, 2025, compared to no provision for credit loss recorded during the same period in the prior year. Based on a review of the loans that were in the loan portfolio at March 31, 2025, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.1 million and $874,000 at March 31, 2025 and September 30, 2024, respectively. At March 31, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$74	$75	$(1)	1.33%
ATM card fees	66	63	3	4.76%
Earnings on investment in life insurance	41	38	3	7.89%
Earnings on deferred fees plan	8	33	(25)	75.76%
Unrealized loss on swap agreement	—	(38)	38	100.00%
Earnings on secondary market programs	10	9	1	11.11%
Other non-interest income	9	16	(7)	43.75%
Total non-interest income, net	$208	$196	$12

The increase in total non-interest income was primarily due to the decrease in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. There was no unrealized loss on swap agreements at March 31, 2025 compared to an unrealized loss of $38,000 at March 31, 2024. On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured. Earnings on deferred fees plan decreased $25,000 for the three months ended March 31, 2025 compared to the same period last year, primarily due to fluctuations with market rates.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$839	$880	$(41)	4.66%
Other non-interest expense	270	190	80	42.11%
Building, occupancy and equipment	268	258	10	3.88%
Professional fees	152	192	(40)	20.83%
Data processing	102	120	(18)	15.00%
Intangibles amortization expense	92	104	(12)	11.54%
Directors fees	85	90	(5)	5.56%
Postage and supplies	37	47	(10)	21.28%
Earnings on deferred fees plan	8	33	(25)	150.00%
Foreclosed assets, net	—	5	(5)	100.00%
Total non-interest expense	$1,853	$1,919	$(66)

The decrease in total non-interest expense included a $41,000 decrease in salaries and employee benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily due to staff retirements over the prior year. Other non-interest expense increased $80,000 for the three months ended March 31, 2025, primarily due to operational expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded an income tax benefit of $16,000 and $17,000 for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax benefit resulted from an increase in pre-tax book income and a change in interest income in tax-exempt securities. The Company’s effective income tax rates were (15.69)% and (20.00)% for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit in both periods primarily reflects the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Results of Operations for the Six Months Ended March 31, 2025 and 2024

Financial Highlights

Net income for the six months ended March 31, 2025 was $278,000 compared to $220,000 for the six months ended March 31, 2024. Net income for the six months ended March 31, 2025 was higher than the six months ended March 31, 2024 primarily due to a $172,000 decrease in the unrealized loss on interest rate swap agreements as of March 31, 2025. The Company also had a $15,000 provision for credit losses for the six months ended March 31, 2025 compared to a $70,000 provision for credit losses for the six months ended March 31, 2024. Interest expense for the six months ended March 31, 2025 was $791,000 compared to $661,000 for the six months ended March 31, 2024, primarily due to a $266,000 increase in interest expense on deposits, partially offset by a $206,000 decrease in interest expense on Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $3.5 million for the six months ended March 31, 2025, as compared to $3.6 million for the six months ended March 31, 2024. Net interest income for the six months ended March 31, 2025 decreased by $100,000, or 2.77%, primarily due to an increase in deposit interest expense of $266,000 and a decrease in interest income on the swap agreements hedged against borrowings and deposits of $80,000, partially offset by an increase in interest income of $30,000 and a decrease in borrowing interest expense of $206,000.

Interest income increased by $30,000, or 0.70%, for the six months ended March 31, 2025 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $130,000, or 19.67%, for the six months ended March 31, 2025 due to the increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings offset by a decrease in Federal Home Loan Bank borrowing interest expense.

Net interest margin decreased by 1 basis point, to 4.02% compared to 4.03% for the six months ended March 31, 2025 driven primarily by a decrease in net interest income and a slight decrease in interest earning assets.

Provision for Credit Losses

Management recorded credit loss provisions of $15,000 and $70,000 for the six months ended March 31, 2025 and 2024, respectively. Based on a review of the loans that were in the loan portfolio at March 31, 2025, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.1 million and $874,000 at March 31, 2025 and September 30, 2024, respectively. At March 31, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges	$157	$161	$(4)	2.48%
ATM card fees	132	127	5	3.94%
Realized gain on swap unwound	—	75	(75)	100.00%
Earnings on investment in bank owned life insurance	82	75	7	9.33%
Earnings on deferred fees plan	2	45	(43)	95.56%
Unrealized loss on swap agreements	(9)	(181)	172	95.03%
Earnings on secondary market programs	25	20	5	25.00%
Other non-interest income	63	21	42	200.00%
Total non-interest income	$452	$343	$109

The increase in total non-interest income was primarily due to the decrease in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $9,000 at March 31, 2025 compared to an unrealized loss of $181,000 at March 31, 2024. On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000. On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured. Earnings on deferred fees plan decreased $43,000 compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income increased $42,000 for the six months ended March 31, 2025 compared to the same period last year, primarily due to the recognition of additional income from a tax-related refund.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,712	$1,743	$(31)	1.78%
Other non-interest expense	539	383	156	40.73%
Occupancy expense	492	497	(5)	1.01%
Professional fees	308	341	(33)	9.68%
Data processing	209	226	(17)	7.52%
Intangibles amortization expense	185	208	(23)	11.06%
Directors fees	181	176	5	2.84%
Postage and supplies	59	71	(12)	16.90%
Earnings on deferred fees plan	2	45	(43)	95.56%
Foreclosed assets, net	1	9	(8)	88.89%
Total non-interest expense	$3,688	$3,699	$(11)

The decrease in total non-interest expense included a $31,000 decrease in salaries and employee benefits for the six months ended March 31, 2025 compared to the six months ended March 31, 2024. This was primarily due to staff retirements over the prior year. Other non-interest expense increased $156,000 for the six months ended March 31, 2025, primarily due to operational expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded an income tax benefit of $17,000 and $34,000 for the six months ended March 31, 2025 and 2024, respectively. The decrease in income tax benefit resulted from an increase in pre-tax book income and a change in interest income in tax-exempt securities. The Company’s effective income tax rates were (6.51)% and (18.28)% for the six months ended March 31, 2025 and 2024, respectively. The income tax benefit in both periods primarily reflects the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Asset Quality

Non-performing loans were $1.1 million and $874,000 at March 31, 2025 and September 30, 2024, respectively. At March 31, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $455,000 and $415,000 for the three and six months ended March 31, 2025 and 2024, respectively.

For the Three Months Ended March 31,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$125,011	$1,681	5.45%	$124,524	$1,630	5.26%
Securities	47,404	433	3.70%	53,069	498	3.77%
Other short term investments	2,246	23	4.15%	1,375	17	4.97%
Total interest-earning assets	174,661	2,137	4.96%	178,968	2,145	4.82%
Noninterest-earning assets	22,023	26,057
Total assets	$196,684	$205,025

Interest-bearing liabilities(1):
Regular savings and club deposits	57,734	16	0.11%	64,466	18	0.11%
Money market and NOW deposits(2)	48,918	17	0.14%	49,665	22	0.18%
Certificates of deposit	38,559	357	3.75%	30,137	252	3.36%
Total interest-bearing deposits	145,211	390	1.09%	144,268	292	0.81%
Federal Home Loan Bank advances and other borrowings(3)	—	—	—%	5,615	45	3.22%
Total interest-bearing liabilities	145,211	390	1.09%	149,883	337	0.90%
Noninterest-bearing demand deposits	19,376	23,179
Other noninterest-bearing liabilities	575	185
Total liabilities	165,162	173,247
Total shareholders’ equity	31,522	31,778
Total liabilities and shareholders’ equity	$196,684	$205,025
Net interest income	$1,747	$1,808
Net interest rate spread(4)	3.87%	3.92%
Net interest-earning assets(5)	$29,450	$29,085
Net interest margin(6)	4.06%	4.06%
Average interest-earning assets to interest-bearing liabilities	1.20	x	1.19	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,681	$1,630
Interest on loans, excluding impact of swap agreements	$1,681	$1,630

Interest on money market and NOW deposit accounts	$17	$22
Interest on deposits, excluding impact of swap agreements	$17	$22

Interest on borrowings	$—	$45
Impact of swap agreements	—	(30)
Interest on borrowings, excluding impact of swap agreements	$—	$75
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Six Months Ended March 31,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)

Interest-earning assets(1):
Loans	$124,819	$3,373	5.42%	$124,790	$3,231	5.18%
Securities	47,604	866	3.65%	53,095	1,001	3.77%
Other short-term investments	2,693	64	4.77%	1,533	41	5.35%
Total interest-earning assets	175,116	4,303	4.93%	179,418	4,273	4.76%
Noninterest-earning assets	22,066	25,499
Total assets	$197,182	$204,917

Interest-bearing liabilities(1):
Regular savings and club deposits	58,019	35	0.12%	65,726	40	0.12%
Money market and NOW deposits(2)	47,948	22	0.09%	48,443	45	0.19%
Certificates of deposit	38,174	734	3.86%	28,454	450	3.16%
Total interest-bearing deposits	144,141	791	1.10%	142,623	535	0.75%
Federal Home Loan Bank advances and other borrowings(3)	—	—	—%	7,492	126	3.36%
Total interest-bearing liabilities	144,141	791	1.10%	150,115	661	0.88%
Noninterest-bearing demand deposits	20,513	25,080
Other noninterest-bearing liabilities	520	—
Total liabilities	165,174	175,195
Total shareholders’ equity	32,008	29,722
Total liabilities and shareholders’ equity	$197,182	$204,917
Net interest income	$3,512	$3,612
Net interest rate spread(4)	3.83%	3.88%
Net interest-earning assets(5)	$30,975	$29,303
Net interest margin(6)	4.02%	4.03%
Average interest-earning assets to interest-bearing liabilities	1.21	x	1.20	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Six Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Interest on loans, net of deferred fees	$3,373	$3,231
Interest on loans, excluding impact of swap agreements	$3,373	$3,231

Interest on money market and NOW deposit accounts	$22	$45
Impact of swap agreements	(10)	—
Interest on deposits, excluding impact of swap agreements	32	$45

Interest on borrowings	$—	$126
Impact of swap agreements	—	(80)
Interest on borrowings, excluding impact of swap agreements	$—	$206
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Compared to			Compared to
	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	5	46	51	1	141	142
Securities	(55)	(10)	(65)	(103)	(32)	(135)
Other short-term investments	9	(3)	6	28	(5)	23
Total interest-earning assets	(41)	33	(8)	(74)	104	30

Interest-bearing liabilities:
Regular savings and club deposits	(2)	—	(2)	(5)	—	(5)
Money market and NOW deposits	—	(5)	(5)	—	(23)	(23)
Certificates of deposit	74	31	105	172	112	284
Total deposits	72	26	98	167	89	256
Federal Home Loan Bank advances and other borrowings	—	(45)	(45)	(126)	—	(126)
Total interest-bearing liabilities	72	(19)	53	41	89	130
			—			—
Change in net interest income	(113)	52	(61)	(115)	15	(100)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At March 31, 2025, there were no outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow $58.8 million. Additionally, at March 31, 2025, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At March 31, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash used in operating activities was $0.1 million and $3.6 million for the six months ended March 31, 2025 and 2024, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $0.3 million and $3.2 million for the six months ended March 31, 2025 and 2024. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $1.3 million for the six months ended March 31, 2025 and was $30,000 for the six months ended March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2025. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of March 31, 2025 or September 30, 2024.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At March 31, 2025 and September 30, 2024, Bancorp (on an unconsolidated basis) had liquid assets of $1.6 million and $2.4 million, respectively.

At March 31, 2025 and September 30, 2024, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2025 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	6,626	(796)
+300	6,811	(611)
+200	7,014	(408)
+100	7,216	(206)
Level	7,422	—
-100	7,451	29
-200	7,403	(19)
-300	7,107	(315)
-400	7,090	(332)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	37,928	(14,650)	(27.86)%	24.34%	(3.82)%
+300	41,015	(11,563)	(21.99)%	25.27%	(2.89)%
+200	44,269	(8,309)	(15.80)%	26.14%	(2.02)%
+100	47,677	(4,901)	(9.32)%	26.93%	(1.23)%
—	52,578	—	—	28.16%	—
-100	55,539	2,961	5.63%	28.30%	0.14%
-200	55,598	3,020	5.74%	27.29%	(0.87)%
-300	52,839	261	0.50%	25.25%	(2.91)%
-400	49,903	(2,675)	(5.09)%	23.13%	(5.03)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended March 31, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on December 20, 2024. As of March 31, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
January 1 to 31, 2025	954	$12.37	1,298	54,058
February 1 to 28, 2025	45,735	12.24	47,033	8,323
March 1 to 31, 2025	1,702	12.83	48,735	6,621
Total	48,391	$12.27	48,735

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2025, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	May 9, 2025	By:	/s/ Robert W. Barlow
Robert W. Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)