Form 10-Q
period 2025-06-30
Gouverneur Bancorp, Inc./MD/
filed 2025-08-08
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the issuer’s common stock, as of August 7, 2025:  1,055,077 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	June 30,	September 30,
	2025	2024
	(unaudited)
Assets:
Cash and due from banks	$5,358	$4,302
Interest-bearing deposits in bank	1,847	2,068
Total cash and cash equivalents	7,205	6,370

Securities available-for-sale, at fair value	41,697	45,348

Loans receivable, net of allowance for credit losses: June 30, 2025: $1,072 and September 30, 2024:
$1,063 and net of discount at June 30, 2025: $743 and September 30, 2024: $832 and
deferred loan fees of $456 at June 30, 2025 and $437 at September 30, 2024	125,933	124,257

Investments in restricted stock, at cost	813	823
Bank owned life insurance	7,262	7,137
Premises and equipment, net	2,878	2,924
Foreclosed real estate, net	117	—
Core deposit intangible, net	1,386	1,664
Goodwill	4,237	4,237
Accrued interest receivable and other assets	5,191	4,500
Total assets	$196,719	$197,260

Liabilities:
Deposits:
Non-interest-bearing demand	$16,916	$17,515
NOW and money market	49,056	48,167
Savings and club	55,691	57,940
Time certificates	37,751	36,280
Total deposits	159,414	159,902

Advanced payments from borrowers for taxes and insurance	1,244	483
Accrued interest payable and other liabilities	4,664	4,110
Total liabilities	165,322	164,495

Shareholders' Equity:
Preferred stock, $.01 par value: June 30, 2025 and September 30, 2024: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: June 30, 2025 and September 30, 2024: 75,000,000 shares authorized;
June 30, 2025: 1,107,134 issued and 1,055,671 outstanding and
September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,505	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares June 30, 2025: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,735	28,413
Accumulated other comprehensive loss	(2,721)	(1,606)
Authorized but unissued stock, at cost, (shares June 30, 2025: 51,463: September 30, 2024: 0)	(632)	—
Total shareholders' equity	31,397	32,765
Total liabilities and shareholders' equity	$196,719	$197,260

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans, net	$1,720	$1,660	$5,093	$4,890
Securities-taxable	290	327	900	1,032
Securities-non-taxable	128	146	384	442
Other short-term investments	32	11	96	53
Total interest income	2,170	2,144	6,473	6,417

Interest expense:
Deposits	360	321	1,161	856
Net swap income on deposit hedge	—	—	(10)	—
Borrowings – short term and long term	—	98	—	304
Net swap income on borrowing hedge	—	(32)	—	(112)
Total interest expense	360	387	1,151	1,048

Net interest income	1,810	1,757	5,322	5,369
Provision for credit losses
Loans	9	—	29	68
Unfunded commitments	3	—	(2)	2
Net interest income after provision for credit losses	1,798	1,757	5,295	5,299

Non-interest income:
Service charges	81	80	238	241
ATM card fees	72	75	204	202
Realized gain on sales of securities – AFS	—	13	—	13
Realized gain on swaps unwound	—	—	—	75
Earnings on investment in life insurance	43	38	125	114
Earnings on deferred fees plan	28	3	30	48
Unrealized loss on swap agreements	—	(27)	(9)	(208)
Earnings on secondary market programs	9	9	34	30
Other non-interest income	23	—	86	13
Total non-interest income, net	256	191	708	528

Non-interest expenses:
Salaries and employee benefits	842	876	2,554	2,620
Directors fees	82	94	263	269
Earnings on deferred fees plan	28	3	30	48
Building, occupancy and equipment	218	222	710	719
Data processing	100	118	309	344
Postage and supplies	28	29	87	100
Professional fees	180	174	488	516
Intangibles amortization	93	104	278	312
Foreclosed assets, net	18	(21)	19	(12)
Other non-interest expense	197	171	736	548
Total non-interest expenses, net	1,786	1,770	5,474	5,464

Income before income tax expense (benefit)	268	178	529	363
Income tax expense (benefit)	51	(5)	34	(40)
Net income	$217	$183	$495	$403

Earnings per common share – basic	$0.22	$0.17	$0.48	$0.38
Earnings per common share – diluted	$0.22	$0.17	$0.48	$0.38

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$217	$183	$495	$403
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(66)	(282)	(1,362)	1,943
Deferred tax expense (benefit)	(14)	(59)	(286)	408
Unrealized holding gain (loss), net of deferred taxes	(52)	(223)	(1,076)	1,535

Post-retirement benefit (expense)	(20)	10	(49)	71
Deferred tax expense (benefit)	(4)	2	(10)	15
Post-retirement benefit (expense), net of deferred taxes	(16)	8	(39)	56

Total other comprehensive income (loss)	(68)	(215)	(1,115)	1,591
Total comprehensive income (loss)	$149	$(32)	$(620)	$1,994

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2025 and 2024

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at March 31, 2024 (unaudited)	$11	$6,487	$(540)	$28,094	$—	$(2,317)	$31,735
Comprehensive loss:
Net income	—	—	—	183	—	—	183
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	—	8	8
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	(223)	(223)
Total comprehensive loss							(32)
Balance at June 30, 2024 (unaudited)	$11	$6,487	$(540)	$28,277	$—	$(2,532)	$31,703

Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(598)	$(2,653)	$31,357
Comprehensive income:
Net income	—	—	—	217	—	—	217
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	—	(16)	(16)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	(52)	(52)
Total comprehensive income							149
Restricted stock expense	—	5	—	—	—	—	5
Stock option expense	—	4	—	—	—	—	4
Repurchase of Authorized Stock (2,728 shares)	—	—	—	—	(34)	—	(34)
Cash dividends declared, $0.08 per share	—	—	—	(84)	—	—	(84)
Balance at June 30, 2025 (unaudited)	$11	$6,505	$(501)	$28,735	$(632)	$(2,721)	$31,397

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended June 30, 2025 and 2024

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	403	—	—	403
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	—	56	56
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	1,535	1,535
Total comprehensive income							1,994
Net proceeds from stock offering and holding company conversion (1,107,134 shares)	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at June 30, 2024 (unaudited)	$11	$6,487	$(540)	$28,277	$—	$(2,532)	$31,703

Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765
Comprehensive loss:
Net income	—	—	—	495	—	—	495
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	—	(39)	(39)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	(1,076)	(1,076)
Total comprehensive loss							(620)
Restricted stock expense	—	9	—	—	—	—	9
Stock option expense	—	6	—	—	—	—	6
Repurchase of Authorized Stock (51,463 shares)	—	—	—	—	(632)	—	(632)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.16 per share	—	—	—	(173)	—	—	(173)
Balance at June 30, 2025 (unaudited)	$11	$6,505	$(501)	$28,735	$(632)	$(2,721)	$31,397

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net Income	$495	$403
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	27	70
Net amortization of deferred fees on loans	54	57
Net amortization of securities premiums and discounts	(418)	(488)
Depreciation	151	175
Net realized gains on sale of securities available for sale ("AFS")	—	(13)
Net amortization of core deposits intangible	278	312
Net realized losses on disposal of premises and equipment	—	14
Net realized gains on sale of foreclosed assets	—	(17)
ESOP shares committed to be released	42	37
Earnings on investment in bank owned life insurance	(125)	(114)
Stock based compensation expense	15	—
(Increase) decrease in accrued interest receivable and other assets	(395)	17
Increase (decrease) in accrued interest payable and other liabilities	507	(3,746)
Net cash provided by (used in) operating activities	631	(3,293)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	—	722
Proceeds from maturities and principal reductions of securities (AFS)	3,886	7,104
Purchases of securities (AFS)	(1,179)	(2,266)
Redemptions of FHLB stock	10	430
Net (increase) decrease in loans receivable	(1,876)	1,845
Additions to premises and equipment	(105)	(94)
Proceeds from the sale of foreclosed assets	—	91
Net cash provided by investing activities	736	7,832
Cash flows from financing activities:
Net decrease in deposits	(488)	(5,333)
Net payments on short-term borrowings	—	(9,010)
Advance payments by borrowers for property taxes and insurance, net	761	744
Net stock offering proceeds	—	4,932
Repurchase of authorized stock	(632)	—
Cash dividends paid to common stock shareholders	(173)	—
Net cash used in financing activities	(532)	(8,667)
Net increase (decrease) in cash and cash equivalents	835	(4,128)
Cash and cash equivalents – Beginning of Period	6,370	10,407
Cash and cash equivalents – End of Period	$7,205	$6,279
Supplemental disclosures:
Cash paid during the period for interest	$1,132	$1,089
Loans receivable transferred to foreclosed assets during the year	117	—
Write-downs on foreclosed assets through the allowance for credit losses on loans	—	(27)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of June 30, 2025 (unaudited) and September 30, 2024 and for the three and nine-month periods ended June 30, 2025 and 2024 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

All adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and nine-month periods ended June 30, 2025 and 2024.  The results of operations for the three and nine-month periods ended June 30, 2025 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2024 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2024, including the notes thereto.  Certain amounts for the three-month and nine-month periods ended June 30, 2024 were reclassified to conform to the presentation for the three-month and nine-month periods ended June 30, 2025.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At June 30, 2025, GS&L Municipal Bank held $22.3 million of the Bank’s $41.7 million investment securities portfolio and $22.9 million of the Bank’s deposits.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. In connection with the determination of the estimated allowance for credit losses, management obtains independent appraisals for significant properties that act as collateral for portfolio loans.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense on the accompanying consolidated statements of earnings. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2025 and September 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $191,000 and $246,000 at June 30, 2025 and September 30, 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $403,000 and $356,000 at June 30, 2025 and September 30, 2024, respectively, and is included as a component of accrued interest receivable and other assets on the consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received within 30 days after the contractual due date.

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

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the related collateral at the reporting dated unadjusted for selling costs as appropriate.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit loss on unfunded commitments in the Company’s statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date in accordance with ASC 326, Financial Instruments – Credit Losses, using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses on unfunded commitments is included as a component of accrued interest payable and other liabilities on the Company’s consolidated statements of financial condition.

Revenue Recognition

The majority of the Company’s revenue is generated from interest income on loans which are outside the scope of ASC 606, Revenue from Contracts with Customers.

The Company’s sources of income that fall within the scope of ASC 606 include service charges on deposits, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income on the accompanying statements of earnings. Below is a summary of the revenue streams that fall within the scope of ASC 606.

Service charges on deposits, ATM, and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized as revenue at a point in time when the transaction is processed, and periodic service charges are recognized as revenue over a period of time equivalent to the service period and as performance obligations are met.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and nine-month periods ended June 30, 2025 (unaudited) and 2024 (In thousands, except per share data).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Basic earnings per share:	2025	2024	2025	2024
Net income	$217	$183	$495	$403
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,006	1,053	1,031	1,052
Basic earnings per common share	$0.22	$0.17	$0.48	$0.38
Diluted earnings per common share	$0.22	$0.17	$0.48	$0.38

There were no dilutive or antidilutive shares at June 30, 2025 or 2024.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at June 30, 2025 (unaudited) and September 30, 2024:

	June 30,	September 30,
	2025	2024

	(In thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss on Available-for-Sale Securities, net	(3,150)	(1,788)
Tax Effect	661	375
Net Unrealized Loss on Available-for-Sale Securities	(2,489)	(1,413)

Unrealized Loss for Other Postretirement Obligations	$(294)	$(245)
Tax Effect	62	52
Net Unrealized Loss for Other Postretirement Obligations	(232)	(193)

Total Accumulated Other Comprehensive Loss	$(2,721)	$(1,606)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at June 30, 2025 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,397	$—	$(4)	$2,393
U.S. Government Agencies	7,641	5	(18)	7,628
Mortgaged-Backed Securities	11,078	16	(465)	10,629
Municipal Securities	22,123	55	(2,743)	19,435
SBA Securities	1,608	10	(6)	1,612
	$44,847	$86	$(3,236)	$41,697

The amortized cost of debt securities and their approximate fair value at September 30, 2024 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,346	$3	$—	$2,349
U.S. Government Agencies	8,479	57	(1)	8,535
Mortgaged-Backed Securities	11,337	74	(240)	11,171
Municipal Securities	22,974	158	(1,847)	21,285
SBA Securities	2,000	19	(11)	2,008
	$47,136	$311	$(2,099)	$45,348

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2025 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,993	$4,990
Due After One Year Through Five Years	7,346	7,389
Due After Five Years Through Ten Years	7,039	6,742
Due After Ten Years	12,783	10,335
	32,161	29,456
Mortgage-Backed & SBA Securities with no set maturity	12,686	12,241
	$44,847	$41,697

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

The realized gains from the sale of available-for-sale investments for the three and nine month periods ended June 30, 2025 and 2024 (unaudited) is as shown in the table below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)
	(In Thousands)
Proceeds	$—	$722	$—	$722
Cost	—	(709)	—	(709)
Net Realized Gains	$—	$13	$—	$13
Gross Realized Gains	$—	$13	$—	$13
Gross Realized Losses	—	—	—	—
Net Realized Gains	$—	$13	$—	$13

Information pertaining to securities with gross unrealized losses at June 30, 2025 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
June 30, 2025
Securities Available-for-Sale:
US Government Treasuries & Agencies	$22	$6,938	$—	$—	$22	$6,938
Mortgage-backed & SBA Securities	179	6,543	292	2,218	471	8,761
Municipal Securities	210	4,336	2,533	8,775	2,743	13,111
	$411	$17,817	$2,825	$10,993	$3,236	$28,810

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 51 and 9 securities in an unrealized loss position of less than twelve months at June 30, 2025 and September 30, 2024, respectively, and 63 and 69 securities in an unrealized loss position of 12 months or more at June 30, 2025 and September 30, 2024, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities and therefore no allowance for credit loss has been recorded as of June 30, 2025 or September 30, 2024.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at June 30, 2025 (unaudited) and September 30, 2024 are as shown in the table below:

	As of June 30,	As of September 30,
	2025	2024
	(unaudited)
	Total Loans
	(In Thousands)
Real Estate Mortgages
Residential	$105,569	$103,521
Commercial	10,587	11,239
Construction	2,149	1,945
Home Equity	1,947	1,643
Other Loans:
Commercial Non-Mortgage	2,440	1,843
Automobile	1,995	2,528
Passbook	380	437
Consumer	2,225	2,559
Total Loans	127,292	125,715
Net Deferred Loan Fees	456	437
Net Discounts on Acquired Loans	(743)	(832)
Allowance for Credit Losses	(1,072)	(1,063)
Loans Receivable, Net	$125,933	$124,257

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the 2022 Citizens Bank of Cape Vincent acquisition were as shown in the table below at June 30, 2025 (unaudited) and September 30, 2024:

	June 30, 2025	September 30, 2024
	(unaudited)
	(in thousands)
Acquired Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Acquired Non-Credit Impaired Loans
Outstanding Principal Balance	$27,185	$28,996
Carrying Amount	$26,442	$28,164
Total Acquired Loans
Outstanding Principal Balance	$27,185	$28,996
Carrying Amount	$26,442	$28,164

The Company had not acquired any loans with deteriorated credit quality as of June 30, 2025 and September 30, 2024. The Company did acquire a commercial secured performing loan which has been classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified terms for over three years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a negative fair value adjustment as a result of purchase price accounting of $49,000 at June 30, 2025.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances on the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At June 30, 2025 and September 30, 2024, the total outstanding principal balance on serviced loans was $11.3 million and $11.8 million, respectively.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and nine-months ended June 30, 2025 and 2024 (unaudited), and the year ended September 30, 2024.

Allowance for credit losses and recorded investment in loans as of and for the three months ended June 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$811	$150	$41	$1	$61	$1,064
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	—	—
Transfer	8	(5)	(1)	—	(2)	—
Provisions	9	—	—	—	—	9
Ending Balance	$828	$145	$40	$1	$58	$1,072
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$817	$145	$40	$1	$58	$1,061
Loans Receivable:
Ending Balance	$109,665	$10,587	$2,401	$39	$4,600	$127,292
Ending Balance: Individually
Evaluated	$45	$761	$—	$—	$—	$806
Ending Balance: Collectively
Evaluated	$109,620	$9,826	$2,401	$39	$4,600	$126,486

Allowance for credit losses and recorded investment in loans as of and for the nine months ended June 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(22)	(22)
Recoveries	—	—	—	—	2	2
Transfer	—	(11)	—	1	10	—
Provisions	29	—	—	—	—	29
Ending Balance	$828	$145	$40	$1	$58	$1,072
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$817	$145	$40	$1	$58	$1,061

Allowance for credit losses and recorded investment in loans as of and for the three months ended June 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$802	$150	$32	$—	$78	$1,062
Charge-offs	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	—
Transfer	(6)	2	8	—	(4)	—
Provisions	—	—	—	—	—	—
Ending Balance	$796	$152	$40	$—	$72	$1,060
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$796	$152	$40	$—	$72	$1,060

Allowance for credit losses and recorded investment in loans as of and for the nine months ended June 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(10)	(73)
Recoveries	1	—	—	—	5	6
Transfer	(3)	(8)	9	—	2	—
Provisions	68	—	—	—	—	68
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$796	$152	$40	$—	$72	$1,060
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$796	$152	$40	$—	$72	$1,060

Allowance for credit losses and recorded investment in loans as of September 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$799	$156	$40	$—	$68	$1,063
Loans Receivable:
Ending Balance	$107,109	$11,239	$1,832	$11	$5,524	$125,715
Ending Balance: Individually
Evaluated	$—	$782	$—	$—	$—	$782
Ending Balance: Collectively
Evaluated	$107,109	$10,457	$1,832	$11	$5,524	$124,933

The following table presents performing and nonperforming real estate loans based on payment activity as of June 30, 2025 and September 30, 2024. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30,	As of September 30,
	2025	2024
	(unaudited)
	(In Thousands)
Performing	$119,707	$117,504
Nonperforming	545	844
Total real estate loans	$120,252	$118,348

Credit quality indicators as of June 30, 2025 and September 30, 2024 are as follows:

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of June 30, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$107,718	$—	$—	$—	$107,718
Home Equity	1,947	—	—	—	1,947
Commercial	9,826	—	761	—	10,587
Total Mortgage Loans on Real Estate	119,491	—	761	—	120,252
Commercial	2,440	—	—	—	2,440
Consumer	4,600	—	—	—	4,600
Total Loans	$126,531	$—	$761	$—	$127,292

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,466	$—	$—	$—	$105,466
Home Equity	1,643	—	—	—	1,643
Commercial	10,457	—	782	—	11,239
Total Mortgage Loans on Real Estate	117,566	—	782	—	118,348
Commercial	1,843	—	—	—	1,843
Consumer	5,524	—	—	—	5,524
Total Loans	$124,933	$—	$782	$—	$125,715

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2025 and September 30, 2024. Any loans that are greater than 89 days past due as to interest and principal and still accruing interest are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of June 30, 2025 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$344	$714	$138	$1,196	$108,469	$109,665	$—
Commercial Mortgage	269	26	—	295	10,292	10,587	—
Commercial	16	—	—	16	2,424	2,440	—
Consumer	65	—	—	65	4,535	4,600	—
Total Loans	$694	$740	$138	$1,572	$125,720	$127,292	$—

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

There were no modified loans made to borrowers experiencing financial difficulty during the nine months ended June 30, 2025 or 2024.

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

As of June 30, 2025, the Company had one collateral dependent loan within the residential real estate loan segment with an outstanding balance of $45,000. The fair value of the collateral securing the loan is $40,000. Based on the Company’s policy of adjusting the amortized cost to fair value, a specific allowance for credit losses of $11,200 was recorded as a component of individually evaluated loans.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total

Real Estate - Residential
Pass	$8,565	$9,241	$10,650	$14,351	$16,498	$48,413	$1,947	$109,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$8,565	$9,241	$10,650	$14,351	$16,498	$48,413	$1,947	$109,665

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$1,222	$742	$1,776	$424	$2,163	$3,499	$—	$9,826
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	515	—	178	68	—	761
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$1,222	$742	$2,291	$424	$2,341	$3,567	$—	$10,587

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$616	$567	$367	$56	$246	$549	$—	$2,401
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$616	$567	$367	$56	$246	$549	$—	$2,401

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$39	$—	$39
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$39	$—	$39

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$644	$1,313	$1,339	$555	$338	$411	$—	$4,600
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$644	$1,313	$1,339	$555	$338	$411	$—	$4,600

Current period gross write-offs	$22	$—	$—	$—	$—	$—	$—	$22

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$529	$529	$—	$777	$777
Real Estate - Commercial	—	16	16	—	67	67
Commercial - Secured	—	—	—	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	14	14
Total Loans	$—	$545	$545	$—	$874	$874

The Company recognized no interest income on nonaccrual loans during the three and nine months ended June 30, 2025 or 2024.

The following table represents the accrued interest receivable written off by reversing interest income during the nine months ended June 30, 2025 and 2024:

	For the Nine Months Ended
	June 30, 2025	June 30, 2024

	(In Thousands)
Real Estate - Residential	$15	$20
Real Estate - Commercial	1	—
Commercial - Secured	—	—
Commercial - Unsecured	—	—
Consumer	—	1
Total Loans	$16	$21

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the fiscal 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350, Intangibles- Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of June 30, 2025 (unaudited) and September 30, 2024, intangible assets, net, consisted of $1.4 million and $1.7 million, respectively, of core deposit intangibles, which are amortized over an estimated useful life of ten years.

The Company performs its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at June 30, 2025 (unaudited) and September 30, 2024 are summarized as follows:

	As of June 30,			As of September 30,
	2025			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	(1,156)	1,386	2,542	(878)	1,664
	$6,779	$(1,156)	$5,623	$6,779	$(878)	$5,901

No impairments of goodwill were recognized for the fiscal year ended September 30, 2024. Amortization expense for other intangible assets was $93,000 and $104,000 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for other intangible assets was $278,000 and $312,000 for the nine months ended June 30, 2025 and 2024, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of June 30, 2025, is summarized below:

Fiscal Year Ending
September 30,
(in thousands)
2025	$92
2026	323
2027	277
2028	231
2029	185
Thereafter	278
$1,386

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

A summary of financial instrument commitments at June 30, 2025 (unaudited) and September 30, 2024 is shown below.

	June 30,	September 30,
	2025	2024
	(unaudited)
	(in thousands)
Commitments to Grant Loans	$6,869	$2,386
Unfunded Commitments Under Lines of Credit	$4,399	$4,566

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $178,000 and $176,000 with no amounts outstanding as of June 30, 2025 and September 30, 2024, respectively.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses for off-balance sheet credit exposures is adjusted through the provision for credit loss expense on the accompanying consolidated statements of earnings. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $23,000 and $25,000 at June 30, 2025 and September 30, 2024, respectively, is separately classified on the consolidated statements of financial condition within accrued interest payable and other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended
(In Thousands)	June 30, 2025	June 30, 2024
Allowance for Credit Losses:
Beginning Balance	$20	$31
Provision for credit loss - unfunded commitments	3	—
Ending Balance	$23	$31

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended June 30, 2025 and 2024.

	For the Nine Months Ended
(In Thousands)	June 30, 2025	June 30, 2024
Allowance for Credit Losses:
Beginning Balance	$25	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	29
Provision for credit loss - unfunded commitments	(2)	2
Ending Balance	$23	$31

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

The capital conservation buffer at June 30, 2025 and September 30, 2024 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of June 30, 2025 and September 30, 2024, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2025 and September 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$27,810	24.9	≥	$8,950	≥	8.0	≥	$11,188	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	26,715	23.9	≥	6,713	≥	6.0	≥	8,950	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	26,715	23.9	≥	5,034	≥	4.5	≥	7,272	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	26,715	13.8	≥	7,759	≥	4.0	≥	9,699	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	27,810	16.9	≥	7,831	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$26,800	24.3	≥	$8,837	≥	8.0	≥	$11,046	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,713	23.3	≥	6,628	≥	6.0	≥	8,837	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,713	23.3	≥	4,971	≥	4.5	≥	7,180	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,713	13.3	≥	7,748	≥	4.0	≥	9,685	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,800	16.3	≥	7,732	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$14,378	83.1	≥	$1,384	≥	8.0	≥	$1,731	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,378	83.1	≥	1,038	≥	6.0	≥	1,384	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,378	83.1	≥	779	≥	4.5	≥	1,125	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,378	37.2	≥	1,548	≥	4.0	≥	1,935	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,378	75.1	≥	1,211	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$13,842	97.5	≥	$1,136	≥	8.0	≥	$1,420	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,842	97.5	≥	852	≥	6.0	≥	1,136	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,842	97.5	≥	639	≥	4.5	≥	923	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,842	40.2	≥	1,376	≥	4.0	≥	1,721	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,842	89.5	≥	994	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

The Company declared and paid semi-annual cash dividends of $0.08 per share in November 2024 and May 2025, totaling $173,000 in the first nine months of fiscal year 2025. There were no dividends declared during fiscal year 2024.

NOTE 11: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company previously entered into several interest rate swap agreements whereby it paid a fixed rate and received a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities on the accompanying consolidated statements of financial condition. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized in earnings. Amounts recognized in earnings as noninterest expense for the three months ended June 30, 2025 and 2024 were $0 and $(27,000), respectively. Amounts recognized in earnings as noninterest expense for the nine months ended June 30, 2025 and 2024 were $(9,000) and $(208,000), respectively. The gain/loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 12 for further discussion on the fair value of the interest rate derivative.

On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000.

On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured.

Information about interest rate swap agreements at June 30, 2025 (unaudited) and September 30, 2024 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
June 30, 2025 (unaudited)
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$—	—%	—%	$—

September 30, 2024
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.22%	$9

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of June 30, 2025 (unaudited) and September 30, 2024:

	As of June 30,	As of September 30,
	2025	2024
	(unaudited)
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$—	$9

The notional amount of interest rate swap agreements entered into, that were outstanding at June 30, 2025 (unaudited) and September 30, 2024, mature as follows for the years ending September 30:

	June 30,	September 30,
	2025	2024
	(unaudited)
	(In Thousands)
2025	$—	$3,000
	$—	$3,000

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

Individually evaluated loans are evaluated and valued at the time the loan is identified as not having risk characteristics common with other loans within its pool (“collectively evaluated”). In these instances, credit loss is measured on a case-by-case basis.  The fair value of the loan is determined using either present value of the expected future cash flows discounted at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the collateral less the selling, administrative costs, and other expenses necessary to liquidate the collateral. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for credit loss and adjusted accordingly, based on the same factors previously identified.

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2025 (unaudited) and September 30, 2024 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2025 (unaudited)

U.S. Government Treasuries	$2,393	$—	$2,393	$—
U.S. Government Agencies	7,628	—	7,628	—
Mortgaged-Backed Securities	10,629	—	10,629	—
Municipal Securities	19,435	—	19,435	—
SBA Securities	1,612	—	1,612	—
Available-for-Sale Securities	$41,697	$—	$41,697	$—

Interest Rate Swap Derivative	$—	$—	$—	$—

September 30, 2024

U.S. Government Treasuries	$2,349	$—	$2,349	$—
U.S. Government Agencies	8,535	—	8,535	—
Mortgaged-Backed Securities	11,171	—	11,171	—
Municipal Securities	21,285	—	21,285	—
SBA Securities	2,008	—	2,008	—
Available-for-Sale Securities	$45,348	$—	$45,348	$—

Interest Rate Swap Derivative	$9	$—	$9	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets measured on a nonrecurring basis at June 30, 2025 (unaudited) and September 30, 2024 are shown in the following table:

Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

(In Thousands)
June 30, 2025 (unaudited)
Individually Evaluated Loans	$45	$—	$—	$45

Foreclosed Real Estate, Net	$117	$—	$—	$117

September 30, 2024
Individually Evaluated Loans	$—	$—	$—	$—

Foreclosed Real Estate, Net	$—	$—	$—	$—

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at June 30, 2025 (unaudited) and at September 30, 2024.

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

The estimated fair values of financial instruments at June 30, 2025 (unaudited) and at September 30, 2024 are as follows:

	Fair Value	June 30, 2025		September 30, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(unaudited)
		(In Thousands)
Financial Assets
Cash and due from banks	1	$5,358	$5,358	$4,302	$4,302
Interest bearing deposits with banks	1	1,847	1,847	2,068	2,068
Available for sale debt securities	2	41,697	41,697	45,348	45,348
Portfolio loans, net of deferred fees and allowance for credit losses	3	125,933	111,664	124,257	108,188
Investments in restricted stock	2	813	813	823	823
Accrued interest receivable	1	616	616	602	602
Interest rate swap derivative	2	—	—	9	9

Financial Liabilities
Deposits	2	$159,414	$130,438	$159,902	$128,120
Accrued interest payable	1	2	2	2	2

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

Portfolio loans — The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in Level 3 of the fair value hierarchy. Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

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

The leases in which the Company is the lessee include real estate properties for a branch office facility and a lending office facility under noncancelable operating lease arrangements, whose current maturity dates are November 2026 and January 2027, respectively. The Company’s real estate lease agreements include an option to renew at the Company’s discretion which is not included in the maturity schedule below as management is not reasonably certain to exercise the renewal option. The Bank also leases a copier under the terms of an operating lease agreement which will expire in June 2026.

ASC 842 requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of June 30, 2025 are as follows for the respective future fiscal years ending September 30 (in thousands):

(unaudited)
2025	$8
2026	32
2027	6
$46

Operating lease expense for the branch office and lending office amounted to $7,000 and $4,000 for the three months ended June 30, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $2,000 for both the three months ended June 30, 2025 and the three months ended June 30, 2024. Operating lease expense for the branch office and lending office amounted to $17,000 and $12,000 for the nine months ended June 30, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $5,000 for both the nine months ended June 30, 2025 and the nine months ended June 30, 2024.

The following tables presents information about the Company’s leases as of June 30, 2025 and September 30, 2024, respectively:

	June 30, 2025	September 30, 2024

	(In Thousands)

Operating lease right of use assets	$46	$44
Operating lease liabilities	46	44
Weighted average remaining lease term, in years:	1.39 years	1.98 years

The following table presents information about the Company’s lease activity for the three and nine months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(In Thousands)
Lease expense:
Operating lease expense:	$9	$6	$22	$17
Total lease expense:	$9	$6	$22	$17
Cash paid for amounts included in measurement of lease liabilities:	$9	$6	$22	$17

NOTE 14: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION PARENT COMPANY ONLY
As of June 30, 2025 (unaudited) and September 30, 2024

	June 30, 2025	September 30, 2024
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$1,438	$2,381
Interest bearing deposits with banks	—	59
Total Cash and Cash Equivalents	1,438	2,440

ESOP loan receivable	501	522

Accrued interest receivable and other assets	140	137
Investment in subsidiary	30,009	30,399

Total Assets	$32,088	$33,498

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$691	$733

Total Liabilities	691	733

Shareholders' Equity
Preferred stock, $.01 par value: June 30, 2025 and September 30, 2024:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: June 30, 2025 and September 30, 2024:
75,000,000 shares authorized; June 30, 2025: 1,107,134 issued and 1,055,671 outstanding
and September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,505	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares June 30, 2025: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,735	28,413
Authorized but unissued stock, at cost, (shares June 30, 2025: 51,463: September 30, 2024: 0)	(632)	—
Accumulated other comprehensive loss	(2,721)	(1,606)
Total Shareholders' Equity	31,397	32,765

Total Liabilities and Shareholders' Equity	$32,088	$33,498

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Nine Months Ended June 30, 2025 and 2024 (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$44	$8

Total Interest Income	—	—	44	8

Net Interest Income	—	—	44	8

Non-interest Income:
Earnings on deferred fees plan	9	1	9	12
Other non-interest income	—	—	2	—
Earnings from subsidiaries	282	244	724	629

Total Non-interest Income	291	245	735	641

Non-interest Expenses:
Directors' fees	18	21	60	57
Earnings on deferred fees plan	9	1	9	12
Professional fees	14	25	74	88
Other non-interest expenses	33	15	141	89

Total Non-interest Expenses	74	62	284	246

Income before Income Tax Expense	217	183	495	403

Income Tax Expense	—	—	—	—

Net Income	$217	$183	$495	$403

Basic and Diluted Earnings Per Share	$0.22	$0.17	$0.48	$0.38

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	Nine Months Ended June 30,
	2025	2024

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$495	$403
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(725)	(629)
ESOP shares committed to be released	42	37
Stock based compensation expense	15	—
Change in accrued interest receivable and other assets	(3)	(3,663)
Change in accrued interest payable and other liabilities	(42)	(2,631)

Net Cash Used in Operating Activities	(218)	(6,483)

Cash Flows from Investing Activities:
ESOP loan issued	—	(578)
Net decrease in loans receivable	21	56

Net Cash Provided by (Used in) Investing Activities	21	(522)

Cash Flows from Financing Activities:
Repurchase of authorized stock	(632)	—
Net stock offering proceeds	—	4,932
Cash dividends paid	(173)	—

Net Cash (Used in) Provided by Financing Activities	(805)	4,932

Net Decrease in Cash and Cash Equivalents	(1,002)	(2,073)

Cash and Cash Equivalents - Beginning of Period	2,440	4,594

Cash and Cash Equivalents - End of Period	$1,438	$2,521

NOTE 15: SUBSEQUENT EVENTS

On July 24, 2025, the Company announced that its Board of Directors had authorized a second stock repurchase program to acquire up to 52,778 shares, or 5% of the Company’s then issued and outstanding common stock.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and nine months ended June 30, 2025 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 206-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $0.7 million as of June 30, 2025 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Comparison of Financial Condition at June 30, 2025 and September 30, 2024

Total assets decreased by $0.6 million, or 0.27%, to $196.7 million at June 30, 2025 from $197.3 million at September 30, 2024. The decrease in assets was primarily due to a decrease in securities available for sale of $3.6 million resulting from principal paydowns and maturities along with a decrease in market value from fluctuations in market rates, partially offset by an increase in loans receivable, net of $1.7 million and cash and cash equivalents of $0.8 million.

Cash and cash equivalents increased by $0.8 million, or 13.11%, to $7.2 million at June 30, 2025 from $6.4 million at September 30, 2024. The increase in cash and cash equivalents can be primarily attributed to an increase in principal maturities from securities available for sale of $3.9 million and an increase in escrow deposits of $0.8 million, partially offset by an increase in loans receivable, net of $1.7 million and purchases of securities available for sale of $1.2 million.

Loans receivable, net of the allowance for credit losses, increased by $1.6 million, or 1.35%, to $125.9 million at June 30, 2025 from $124.3 million at September 30, 2024. The increase in loans receivable, net of the allowance for credit losses, was primarily due to an increase in originated loans by $3.4 million, partially offset by a decrease in total acquired loans of $1.7 million due to loan repayments.

Securities available for sale decreased by $3.6 million, or 8.05%, to $41.7 million at June 30, 2025 from $45.3 million at September 30, 2024. The decrease was primarily due to principal paydowns and maturities along with a decrease in the market value on the portfolio, partially offset by reinvested principal proceeds. The unrealized loss on securities available for sale included in other comprehensive loss was $2.5 million at June 30, 2025, compared to $1.4 million at September 30, 2024, primarily due to fluctuations in market rates impacting the fair value of the investment portfolio.

Total deposits decreased by $0.5 million, or 0.31%, to $159.4 million at June 30, 2025 from $159.9 million at September 30, 2024. The decrease in deposits can primarily be attributed to a $2.0 million decrease in non-maturing deposits, partially offset by a $1.5 million increase in time deposits, reflecting consumer preference in the current interest rate environment. The overall decrease in deposits can be attributed to seasonal fluctuations with commercial deposits decreasing by $0.6 million during the period. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $35.3 million at June 30, 2025 and $37.2 million at September 30, 2024. Municipal deposits held at GS&L Municipal Bank accounted for approximately $20.9 million and $19.3 million of the uninsured deposits at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025, we had $60.9 million in available liquidity with the Federal Home Loan Bank of New York and $7.2 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Shareholders’ equity decreased by $1.4 million, or 4.18%, to $31.4 million at June 30, 2025 from $32.8 million at September 30, 2024. The decrease in shareholders’ equity was primarily a result of a $1.1 million decrease to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component, and the repurchase of common stock of $0.6 million which was returned to authorized but unissued stock. The Company also declared dividends of $0.16 per share totaling $173,000 during the nine months ended June 30, 2025.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Financial Highlights

Net income for the three months ended June 30, 2025 was $217,000, compared to $183,000 for the three months ended June 30, 2024. Net income for the three months ended June 30, 2025 was higher than the three months ended June 30, 2024 primarily due to a $65,000 increase in total non-interest income and a $53,000 increase in net interest income. The Company also recorded a $12,000 provision for credit losses for the three months ended June 30, 2025 compared to no provision for credit losses for the three months ended June 30, 2024. Interest expense for the three months ended June 30, 2025 was $360,000 compared to $387,000 for the three months ended June 30, 2024, primarily due to a $98,000 decrease in interest expense in Federal Home Loan Bank advances, partially offset by a $39,000 increase in interest expense on deposits.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended June 30, 2025 and also for the three months ended June 30, 2024. Net interest income for the three months ended June 30, 2025 increased by $53,000, or 3.02%, primarily due to an increase in interest income on loans of $60,000 and a decrease in borrowing interest expense of $98,000, partially offset by an increase in deposit interest expense of $39,000 and a decrease in interest income on the swap agreements hedged against borrowings of $32,000.

Interest income increased by $26,000, or 1.21%, for the three months ended June 30, 2025 due to an increase in loan income from an increase in market rates resulting in higher interest rates on loan originations and loan repricing, partially offset by a decrease in interest on taxable and non-taxable securities.

Interest expense decreased by $27,000, or 6.98%, due to the decrease in Federal Home Loan Bank borrowing interest expense, partially offset by an increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings.

Net interest margin increased by 12 basis points, to 4.15% compared to 4.03% for the three months ended June 30, 2025 driven primarily by an increase in net interest income and a slight decrease in interest earning assets.

Provision for Credit Losses

Management recorded a $9,000 provision for credit loss on loans and a $3,000 provision for credit loss on unfunded commitments for the three months ended June 30, 2025, compared to no provision for credit loss recorded during the same period in the prior year. Based on a review of the loans that were in the loan portfolio at June 30, 2025, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $545,000 and $874,000 at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$81	$80	$1	1.25%
ATM card fees	72	75	(3)	4.00%
Realized gain on sales of securities - AFS	—	13	(13)	100.00%
Earnings on investment in life insurance	43	38	5	13.16%
Earnings on deferred fees plan	28	3	25	833.33%
Unrealized loss on swap agreement	—	(27)	27	100.00%
Earnings on secondary market programs	9	9	—	—%
Other non-interest income	23	—	23	100.00%
Total non-interest income, net	$256	$191	$65

The increase in total non-interest income was primarily due to the decrease in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. There was no unrealized loss on swap agreements at June 30, 2025 compared to an unrealized loss of $27,000 at June 30, 2024. On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured. Earnings on deferred fees plan increased $25,000 for the three months ended June 30, 2025 compared to the same period last year, primarily due to fluctuations with market rates.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$842	$876	$(34)	3.88%
Building, occupancy and equipment	218	222	(4)	1.80%
Other non-interest expense	197	171	26	15.20%
Professional fees	180	174	6	3.45%
Data processing	100	118	(18)	15.25%
Intangibles amortization expense	93	104	(11)	10.58%
Directors fees	82	94	(12)	12.77%
Postage and supplies	28	29	(1)	3.45%
Earnings on deferred fees plan	28	3	25	833.33%
Foreclosed assets, net	18	(21)	39	185.71%
Total non-interest expense	$1,786	$1,770	$16

The increase in total non-interest expense included a $39,000 increase in foreclosed asset expenses primarily due to legal fees incurred on foreclosures this fiscal year, as compared to a gain on the sale of a foreclosed property during the prior period. Other non-interest expense increased $26,000 for the three months ended June 30, 2025, primarily due to operational expenses related to the Company’s operations as a public company. Total non-interest expense included a $34,000 decrease in salaries and employee benefits for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to staff retirements over the prior year.

Income Taxes

The Company recorded an income tax expense of $51,000 for the three months ended June 30, 2025 and an income tax benefit of $5,000 for the three months ended June 30, 2024. The increase in income taxes resulted from an increase in pre-tax book income and a change in tax-exempt income. The Company’s effective income tax rates were 19.03% and (2.81)% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective income tax rate for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily related to the increase in pre-tax book income and fluctuations in permanent tax differences.

Results of Operations for the Nine Months Ended June 30, 2025 and 2024

Financial Highlights

Net income for the nine months ended June 30, 2025 was $495,000 compared to $403,000 for the nine months ended June 30, 2024. Net income for the nine months ended June 30, 2025 was higher than the nine months ended June 30, 2024 primarily due to a $199,000 decrease in the unrealized loss on interest rate swap agreements as of June 30, 2025. The Company also recorded a $27,000 provision for credit losses for the nine months ended June 30, 2025 compared to a $70,000 provision for credit losses for the nine months ended June 30, 2024. Interest expense for the nine months ended June 30, 2025 was $1.2 million compared to $1.0 million for the nine months ended June 30, 2024, primarily due to a $295,000 increase in interest expense on deposits and $102,000 decrease in interest income on the swap agreements hedged against borrowings and deposits, partially offset by a $304,000 decrease in interest expense on Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $5.3 million for the nine months ended June 30, 2025, as compared to $5.4 million for the nine months ended June 30, 2024. Net interest income for the nine months ended June 30, 2025 decreased by $47,000, or

0.88%, primarily due to an increase in deposit interest expense of $295,000 and a decrease in interest income on the swap agreements hedged against borrowings and deposits of $102,000, partially offset by an increase in interest income of $56,000 and a decrease in borrowing interest expense of $304,000.

Interest income increased by $56,000, or 0.87%, for the nine months ended June 30, 2025 due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing.

Interest expense increased by $103,000, or 9.83%, for the nine months ended June 30, 2025 due to the increase in interest expense on deposits and decrease in income earned on swap agreements hedged against certain borrowings offset by a decrease in Federal Home Loan Bank borrowing interest expense.

Net interest margin increased by four basis points, to 4.07% compared to 4.03% for the nine months ended June 30, 2025 driven primarily by a slight decrease in interest earning assets and an increase in interest income.

Provision for Credit Losses

Management recorded credit loss provisions of $27,000 and $70,000 for the nine months ended June 30, 2025 and 2024, respectively. Based on a review of the loans that were in the loan portfolio at June 30, 2025, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $545,000 and $874,000 at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges	$238	$241	$(3)	1.24%
ATM card fees	204	202	2	0.99%
Realized gain on sales of securities - AFS	—	13	(13)	100.00%
Realized gain on swap unwound	—	75	(75)	100.00%
Earnings on investment in bank owned life insurance	125	114	11	9.65%
Earnings on deferred fees plan	30	48	(18)	37.50%
Unrealized loss on swap agreements	(9)	(208)	199	95.67%
Earnings on secondary market programs	34	30	4	13.33%
Other non-interest income	86	13	73	561.54%
Total non-interest income	$708	$528	$180

The increase in total non-interest income was primarily due to the decrease in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $9,000 at June 30, 2025 compared to an unrealized loss of $208,000 at June 30, 2024. On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000. On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured. Earnings on deferred fees plan decreased $18,000 compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income increased $73,000 for the nine months ended June 30, 2025 compared to the same period last year, primarily due to the recognition of additional income from a tax-related refund.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,554	$2,620	$(66)	2.52%
Other non-interest expense	736	548	188	34.31%
Occupancy expense	710	719	(9)	1.25%
Professional fees	488	516	(28)	5.43%
Data processing	309	344	(35)	10.17%
Intangibles amortization expense	278	312	(34)	10.90%
Directors fees	263	269	(6)	2.23%
Postage and supplies	87	100	(13)	13.00%
Earnings on deferred fees plan	30	48	(18)	37.50%
Foreclosed assets, net	19	(12)	31	258.33%
Total non-interest expense	$5,474	$5,464	$10

The increase in total non-interest expense included a $188,000 increase in other non-interest expense, primarily due to operational expenses related to the Company’s operations as a public company. There was a $66,000 decrease in salaries and employee benefits for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, primarily due to staff retirements over the prior year.

Income Taxes

The Company recorded an income tax expense of $34,000 for the nine months ended June 30, 2025 and income tax benefit of $40,000 for the nine months ended June 30, 2024. The increase in income taxes resulted from an increase in pre-tax book income and a change in tax-exempt income. The Company’s effective income tax rates were 6.43% and (11.02)% for the nine months ended June 30, 2025 and 2024, respectively. The effective income tax rates in both periods primarily reflect the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Asset Quality

Non-performing loans were $545,000 and $874,000 at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025 and September 30, 2024, non-performing loans consisted primarily of residential mortgage loans.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2025. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $456,000 and $428,000 for the three and nine months ended June 30, 2025 and 2024, respectively.

For the Three Months Ended June 30,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$125,778	$1,720	5.48%	$123,313	$1,660	5.41%
Securities	46,321	418	3.62%	51,073	473	3.72%
Other short term investments	2,719	32	4.72%	825	11	5.36%
Total interest-earning assets	174,818	2,170	4.98%	175,211	2,144	4.92%
Noninterest-earning assets	21,262	21,771
Total assets	$196,080	$196,982

Interest-bearing liabilities(1):
Regular savings and club deposits	56,811	20	0.14%	56,591	18	0.13%
Money market and NOW deposits(2)	49,903	20	0.16%	48,399	18	0.15%
Certificates of deposit	37,568	320	3.42%	30,956	285	3.70%
Total interest-bearing deposits	144,282	360	1.00%	135,946	321	0.95%
Federal Home Loan Bank advances and other borrowings(3)	—	—	—%	7,133	66	3.72%
Total interest-bearing liabilities	144,282	360	1.00%	143,079	387	1.09%
Noninterest-bearing demand deposits	19,598	22,226
Other noninterest-bearing liabilities	985	137
Total liabilities	164,865	165,442
Total shareholders’ equity	31,215	31,540
Total liabilities and shareholders’ equity	$196,080	$196,982
Net interest income	$1,810	$1,757
Net interest rate spread(4)	3.98%	3.83%
Net interest-earning assets(5)	$30,536	$32,132
Net interest margin(6)	4.15%	4.03%
Average interest-earning assets to interest-bearing liabilities	1.21	x	1.22	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Interest on loans, net of deferred fees	$1,720	$1,660
Interest on loans, excluding impact of swap agreements	$1,720	$1,660

Interest on money market and NOW deposit accounts	$20	$18
Interest on deposits, excluding impact of swap agreements	$20	$18

Interest on borrowings	$—	$66
Impact of swap agreements	—	(32)
Interest on borrowings, excluding impact of swap agreements	$—	$98
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Nine Months Ended June 30,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)

Interest-earning assets(1):
Loans	$125,138	$5,093	5.44%	$124,300	$4,890	5.25%
Securities	47,177	1,284	3.64%	52,423	1,474	3.76%
Other short-term investments	2,701	96	4.75%	1,298	53	5.45%
Total interest-earning assets	175,016	6,473	4.94%	178,021	6,417	4.81%
Noninterest-earning assets	21,799	24,260
Total assets	$196,815	$202,281

Interest-bearing liabilities(1):
Regular savings and club deposits	57,617	55	0.13%	62,692	58	0.12%
Money market and NOW deposits(2)	48,600	42	0.12%	48,428	63	0.17%
Certificates of deposit	37,972	1,054	3.71%	29,285	735	3.35%
Total interest-bearing deposits	144,189	1,151	1.07%	140,405	856	0.81%
Federal Home Loan Bank advances and other borrowings(3)	—	—	—%	7,372	192	3.48%
Total interest-bearing liabilities	144,189	1,151	1.07%	147,777	1,048	0.95%
Noninterest-bearing demand deposits	20,208	24,163
Other noninterest-bearing liabilities	604	214
Total liabilities	165,001	172,154
Total shareholders’ equity	31,814	30,127
Total liabilities and shareholders’ equity	$196,815	$202,281
Net interest income	$5,322	$5,369
Net interest rate spread(4)	3.87%	3.86%
Net interest-earning assets(5)	$30,827	$30,244
Net interest margin(6)	4.07%	4.03%
Average interest-earning assets to interest-bearing liabilities	1.21	x	1.20	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Nine Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Interest on loans, net of deferred fees	$5,093	$4,890
Interest on loans, excluding impact of swap agreements	$5,093	$4,890

Interest on money market and NOW deposit accounts	$42	$63
Impact of swap agreements	(10)	—
Interest on deposits, excluding impact of swap agreements	52	$63

Interest on borrowings	$—	$192
Impact of swap agreements	—	(112)
Interest on borrowings, excluding impact of swap agreements	$—	$304
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowing.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Compared to			Compared to
	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	36	24	60	32	171	203
Securities	(43)	(12)	(55)	(144)	(46)	(190)
Other short-term investments	22	(1)	21	51	(8)	43
Total interest-earning assets	15	11	26	(61)	117	56

Interest-bearing liabilities:
Regular savings and club deposits	—	2	2	(6)	3	(3)
Money market and NOW deposits	1	1	2	—	(21)	(21)
Certificates of deposit	58	(23)	35	234	85	319
Total deposits	59	(20)	39	228	67	295
Federal Home Loan Bank advances and other borrowings	(66)	—	(66)	(192)	—	(192)
Total interest-bearing liabilities	(7)	(20)	(27)	36	67	103
			—			—
Change in net interest income	22	31	53	(97)	50	(47)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At June 30, 2025, there were no outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow $60.9 million. Additionally, at June 30, 2025, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At June 30, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by (used in) operating activities was $0.6 million and $(3.3) million for the nine months ended June 30, 2025 and 2024, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $0.7 million and $7.8 million for the nine months ended June 30, 2025 and 2024, respectively. Net cash used in financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $0.5 million for the nine months ended June 30, 2025 and was $8.7 million for the nine months ended June 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2025. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of June 30, 2025 or September 30, 2024.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At June 30, 2025 and September 30, 2024, Bancorp (on an unconsolidated basis) had liquid assets of $1.4 million and $2.4 million, respectively.

At June 30, 2025 and September 30, 2024, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2025 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	6,629	(747)
+300	6,799	(577)
+200	6,991	(385)
+100	7,178	(198)
Level	7,376	—
-100	7,428	52
-200	7,406	30
-300	7,203	(173)
-400	7,088	(288)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	33,095	(13,010)	(28.22)%	21.64%	(3.63)%
+300	35,761	(10,344)	(22.44)%	22.48%	(2.79)%
+200	38,560	(7,545)	(16.36)%	23.27%	(2.00)%
+100	41,406	(4,699)	(10.19)%	23.95%	(1.32)%
—	46,105	—	—	25.27%	—
-100	49,529	3,424	7.43%	25.73%	0.46%
-200	50,137	4,032	8.75%	25.01%	(0.26)%
-300	47,639	1,534	3.33%	23.08%	(2.19)%
-400	44,465	(1,640)	(3.56)%	20.91%	(4.36)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

ITEM 4.CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

During the quarter ended June 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on December 20, 2024. As of June 30, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 55,356 shares, or 5%, of the Company’s then issued and outstanding common stock. The stock repurchase program was the Company’s first repurchase program since completing its second-step conversion and related stock offering in October 2023.

On July 24, 2025, the Company announced that its Board of Directors had authorized a second stock repurchase program to acquire up to 52,778 shares, or 5% of the Company’s then issued and outstanding common stock.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended June 30, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
April 1 to 30, 2025	1,978	$12.40	50,713	4,643
May 1 to 31, 2025	750	13.10	51,463	3,893
June 1 to 30, 2025	—	—	51,463	3,893
Total	2,728	$12.59	51,463

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

3.2	Bylaws of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer of Gouverneur Bancorp, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Gouverneur Bancorp, Inc.

32.0

Certification of Interim Chief Executive Officer and Chief Financial Officer of Gouverneur Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2025, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	August 8, 2025	By:	/s/ Charles C. Van Vleet, Jr.
Charles C. Van Vleet, Jr.
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)