Form 10-K
period 2025-09-30
Gouverneur Bancorp, Inc./MD/
filed 2025-12-19
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by nonaffiliates of the registrant was $12.7 million. The number of shares outstanding of the registrant’s common stock as of December 18, 2025 was 1,050,546 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Gouverneur Savings and Loan Association. The Bank is a New York-chartered stock savings and loan association headquartered in Gouverneur, New York. The Bank has provided community banking services to individuals, families and businesses since 1892. The Bank currently conducts business through its four full-service branch offices and one loan production office located in Jefferson and St. Lawrence Counties in New York.

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

GS&L Municipal Bank. The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. The Bank formed GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2025, GS&L Municipal Bank had $20.0 million in deposits. GS&L Municipal Bank is not authorized under New York law to make loans or to exercise certain fiduciary powers.

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

Market Area

We are headquartered in Gouverneur, New York and currently operate four full-service branch offices and one loan production office located in Jefferson and St. Lawrence Counties in New York. We consider our primary market area to be Jefferson and St. Lawrence Counties, where we maintain branch offices, as well as Lewis County, where we make loans and accept deposits. These three counties, which are all predominately rural and comprised of many small towns and villages, are part of the North Country region in New York state. The North Country is the northernmost region of New York state, bordered by Lake Champlain to the east, the Adirondack Mountains to the south, the Mohawk Valley region to the southeast, the Canadian border to the north, and Lake Ontario and the St. Lawrence Seaway to the west. The northern part of our primary market is situated on the St. Lawrence River, which forms the northern border of New York State and demarcates part of the international boundary between Canada and the United States, and includes private and public lands that are attractive vacation destinations. These vacation destinations include the Thousand Islands, a group of more than 1,800 islands in the St. Lawrence River with numerous waterfront hotels, resorts and marinas, as well as second vacation homes and cottages.

The economy of our primary market area is fairly diversified with employment sectors ranging across a number of industries, including manufacturing, agriculture, retail trades, construction, mining, health care, colleges and universities, other education and government service, as well as tourism-related businesses along the St. Lawrence River. Fort Drum, a major U.S. Army military installation, is also located at the southern edge of our primary market area within Jefferson County. Nearly 15,000 military service members and approximately 3,700 civilian personnel (including government contractors) work at Fort Drum, with an estimated 16,000 family members living on post or in the local area. In addition, more than 14,000 military retirees reside in the areas surrounding Fort Drum.

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

One- to Four-Family Residential Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes, including second vacation homes and cottages, in our market area. Our one- to four-family residential loans totaled $109.7 million, or 82.6% of our total loan portfolio, at September 30, 2025.

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

In recent years, borrowers have favored fixed-rate loans due to historically low interest rates. However, as interest rates have fluctuated over the past fiscal year, we have seen increased activity in adjustable-rate mortgages, as borrowers seek to benefit from lower initial rates compared to fixed-rate loans. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

We do not make conventional loans with loan-to-value ratios exceeding 100% and generally limit loan-to-value ratios on our conventional loans to 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance, a government guarantee or additional collateral. We require all properties securing mortgage loans to be appraised by licensed independent appraisers from appraisal management companies approved by our board of directors. Borrowers must obtain hazard insurance for all mortgage types and flood insurance for loans on property located in a flood zone, before closing the loan.

Our largest one- to four-family residential loan at September 30, 2025 was an owner-occupied one- to four-family residential loan for $630,000 secured by a single-family residence located in Chaumont, New York, $601,000 of which is outstanding. This loan is performing in accordance with its terms.

Commercial Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by commercial real estate, including multi-family residential real estate. Our commercial real estate and multi-family residential real estate loans are generally secured by office buildings, retail and mixed-use properties, apartment buildings, and owner-occupied properties used for businesses. At September 30, 2025, our commercial real estate loan portfolio totaled $10.8 million, or 8.1% of our total loan portfolio.

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

Our largest commercial real estate and multi-family residential real estate loan at September 30, 2025 had an outstanding balance of $487,000. This loan is secured by a grocery store, equipment and second position on the owner’s mortgage of their primary residence located in Cape Vincent, New York and is performing in accordance with its terms.

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

Our residential construction loans generally provide for the payment of interest only during the construction phase, which can be up to 12 months. At the end of the construction phase, substantially all of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Our residential construction loans totaled $3.3 million, or 2.5% of our total loan portfolio, at September 30, 2025. At September 30, 2025, our largest outstanding residential construction loan was for $356,000, with $354,000 disbursed and outstanding, and was made to finance the construction of a residence located in Harrisville, New York. This loan is performing in accordance with its terms. We also require periodic inspections of the property during the term of the construction.

Our commercial construction loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan upon the completion of construction.

In the case of a single-family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by agreed upon release prices at the outset of the loan sufficient to liquidate the loan prior to the final sale. In the case of a commercial construction loan, the construction period may be up to 12 months. Loans are generally made to a maximum of 70% on commercial loans of the lower of the cost or the appraised market value as determined by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. Our commercial construction loans totaled $0.1 million, or 0.1% of our total loan portfolio, at September 30, 2025. At September 30, 2025, our largest outstanding commercial construction loan was for $217,000, with $140,000 disbursed and outstanding, and was made to finance the construction of a multi-family dwelling located in Richville, New York. This loan is performing in accordance with its terms.

We also offer land loans to individuals on approved residential building lots for personal use. The land loans in our loan portfolio have terms of up to 15 years and a maximum loan to value ratio of 65% of the appraised value. At September 30, 2025, our largest outstanding land loan was for $109,000, and was secured by land located in Three Mile Bay, New York. This loan is performing in accordance with its terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio. At September 30, 2025, such loans totaled $2.1 million, or 1.6% of our total loan portfolio.

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment. The operating lines of credit are generally short term in nature with interest rates tied to the Prime Rate plus and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. Longer repayments of up to 15 years can be made depending on the useful life of the equipment being financed. Generally, rates are fixed for not longer than five years and will reset, generally based on the Constant Maturity U.S. Treasury indices plus a spread, if the amortization or maturity of the loan is longer. At September 30, 2025, such loans totaled $2.4 million, or 1.8% of our total loan portfolio.

Consumer Loans. We offer a variety of consumer loans to our customer base, which include loans for automobiles, motorcycles, campers, boats and other recreational vehicles, as well as personal secured and unsecured loans. At September 30, 2025, such loans totaled $4.4 million, or 3.3% of our total loan portfolio.

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

We also occasionally sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold with recourse and with servicing retained, which enables us to retain customer contact following the loan sale. We sold $289,000 of loans during the year ended September 30, 2025 and $356,000 of loans during the year ended September 30, 2024.

As of September 30, 2025, we had one outstanding sold commercial loan participation for $187,000 and for which we are the lead lender. This loan is performing in accordance with its terms.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by statute to generally 15% of our stated capital and reserves. At September 30, 2025, our regulatory lending maximum was $4.8 million. We have an internal loan to one borrower limit of $1.0 million, which is below our regulatory lending maximum.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. At September 30, 2025, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years, mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae with stated final maturities of 30 years or less, and U.S. Treasuries and Agencies.

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

Interest Rate Swap and Hedging Activities

We previously used derivative instruments as a risk management tool, entering into interest rate swap agreements whereby we paid a fixed rate and received a variable rate on a notional amount. As of September 30, 2024, the notional amount of the swap agreements was $3.0 million. However, as of September 30, 2025, we no longer have any outstanding interest rate swap agreements, as our last swap matured in November 2024. These arrangements were entered into to hedge the cost of certain funding sources and to increase the interest rate sensitivity of certain assets. Financial derivatives were recorded at fair value as other assets or liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability were recognized in current year earnings, and gains or losses are the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates.

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

Borrowings.  If necessary, we borrow from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $7.0 million of Federal Home Loan Bank advances outstanding at September 30, 2025. At September 30, 2025, we had the ability to borrow an additional $54.9 million from the Federal Home Loan Bank of New York. Additionally, at September 30, 2025, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2025, there were no outstanding balances under any of these additional credit facilities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2025, both the Bank and GS&L Municipal Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for financial institutions with assets of less than $10 billion a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community financial institution with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2020. A qualifying financial institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. A financial institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. As of September 30, 2025, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of September 30, 2025, both the Bank and GS&L Municipal Bank were a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

Qualified Thrift Lender Test.  As an insured savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the QTL test must operate under specified restrictions on new activities, branching, the issuance of dividends, and other restrictions. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At September 30, 2025, the Bank satisfied the QTL test.

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

Sarbanes-Oxley Act of 2002

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

Personnel

At September 30, 2025, we had 37 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank.

The Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. GS&L Municipal Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the State of New York and its respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. GS&L Municipal Bank’s purpose is to attract deposits from local municipalities and, at September 30, 2025, GS&L Municipal Bank had $20.0 million in deposits. GS&L Municipal Bank is regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as the executive officers of the Company and the Bank:

Name	Position
Stephen M. Jefferies	President and Chief Executive Officer
James D. Campanaro	Vice President and Chief Financial Officer
Sadie M. Hall	Vice President and Chief Operating Officer / Compliance Officer

Below is information regarding our executive officers. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of September 30, 2025.

Stephen M. Jefferies was appointed as the President and Chief Executive Officer of the Company and the Bank effective as of September 2, 2025. Mr. Jefferies served as President and Chief Executive Officer of Community Bank & Trust, located in LaGrange, Georgia, from March 2022 to April 2025. Prior to that time, Mr. Jefferies was the Chief Lending Officer at U.S. Eagle Federal Credit Union, located in Albuquerque, New Mexico, from April 2017 to March 2022. Mr. Jefferies also served as Senior Vice President and Chief Lending Officer of Flagship Community Bank, located in Clearwater, Florida, from June 2005 to April 2017, and in various roles at other financial institutions from July 1986 to June 2005. Age 61.

James D. Campanaro has been serving as the Vice President and Chief Financial Officer of the Company and Bank since May 2024. In December 2024, he was appointed President and Chief Executive Officer of GS&L Municipal Bank. He began his career at the Bank in January 2017 as an accountant and advanced to senior accountant by June 2022. In December 2023, he was promoted to Vice President of Accounting. Mr. Campanaro holds a Bachelor's degree in Accounting and an MBA in Accounting from Alfred University, where he was inducted into the Pacioli Honor Society in Accounting. He earned the Certified Management Accountant (CMA) designation in July 2021 and the Certified in Strategy and Competitive Analysis (CSCA) certification in November 2021, both from the Institute of Management Accountants (IMA). He is an active member of the IMA and the Financial Managers Society (FMS), demonstrating his dedication to financial management and strategic analysis. Age 31.

Sadie M. Hall was hired as an accountant with the Bank in September 2012 and was named Compliance Officer and Assistant Vice President in February 2015. Mrs. Hall was named Vice President in January 2021 and, in December 2023, was also appointed to serve as Chief Operating Officer of the Company and the Bank effective as of January 3, 2024. She earned the Certified Regulatory Compliance Manager designation in May 2018, and she currently serves as the

BSA/OFAC Officer for the Bank. Mrs. Hall is a member of the Clifton Fine Hospital board and the Samaritan Medical Center Board of Trustees. In addition, Mrs. Hall is part owner of AJs Portables LLC in Lisbon, New York. Age 35.

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

In a rising interest rate environment, we would expect that the rates on our deposits and borrowings would reprice upwards faster than the rates on our longer-term loans and investments, which would be expected to compress our interest rate spread and have a negative effect on our profitability. In addition, the high percentage of fixed rate loans in our one- to four-family residential real estate loan portfolio, which totaled 52.4% of our total loan portfolio at September 30, 2025, would also contribute to the negative effect on our profitability in a rising interest rate environment. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. At September 30, 2025, assuming a 400-basis point increase in market interest rates, we estimate that our net portfolio value of equity would decrease by $12.5 million, or 27.89%.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities which generally decrease when market interest rates rise, and ultimately affect our earnings. During the years ended September 30, 2025 and 2024, we incurred other comprehensive (losses) gains of $(581,000) and $2.5 million, respectively, related to net changes in unrealized holding gains (losses) in the available-for-sale investment securities portfolio caused by fluctuations in market interest rates during the period and changes in post-retirement benefits.

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

We depend upon our senior management team to direct our strategy and operations. Effective May 13, 2025, Charles C. Van Vleet, Jr., our former longtime President and Chief Executive Officer and former member of our board of directors, was appointed to assume the duties of President and Chief Executive Officer on an interim basis while we undertook a search for a permanent replacement for our former President and Chief Executive Officer, who resigned effective as of that same date. Effective September 2, 2025, following the completion of our search, Stephen M. Jefferies was appointed to succeed Mr. Van Vleet as President and Chief Executive Officer of the Company and the Bank. The transition to a new executive management team may result in a gap in institutional knowledge relative to our prior management team. In addition, as with any change in personnel at a senior management level, there will be a period of transition as our executive management team assimilates into their new roles. Although our current President and Chief Executive Officer has extensive experience in the financial services industry, we also anticipate that he will need time to develop a full understanding of the detailed operations of our institution, market area and customer base before he reaches full effectiveness. During this transition period, we could experience operational disruptions, and the implementation of our business strategy and growth plans could be negatively affected or delayed. As a result, our ability to successfully transition the operation of our company to new management, and to do so in a timely manner, may have a negative effect on our business results.

Risks Related to Future Acquisitions

We are subject to certain risks in connection with our 2022 acquisition of Citizens Bank of Cape Vincent.

On September 16, 2022, we acquired Citizens Bank of Cape Vincent, a New York-chartered stock commercial bank headquartered in Cape Vincent, New York and it is possible that we could also acquire other banking institutions, other financial services companies or branches of financial institutions in the future. Mergers and acquisitions involve a number of risks and challenges, including (1) our ability to achieve planned synergies, such as projected cost savings resulting from increased scale, and to integrate the branches and operations we acquire, and the internal controls and regulatory functions of the acquired entity into our current operations and (2) the diversion of management’s attention from existing operations, despite management devoting sufficient time to the ordinary operations of the business, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

Acquisitions also typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, stockholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies.

Risks Related to Recent Banking Industry Events

Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in Federal Deposit Insurance Corporation deposit premiums, which could negatively impact our profitability and results of operations.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into Federal Deposit Insurance Corporation receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At September 30, 2025, we had $54.9 million in available liquidity with the Federal Home Loan Bank of New York and $4.7 million in cash and cash equivalents, which was sufficient to cover 100% of our total $13.6 million uninsured and uncollateralized deposits. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The announced special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in Federal Deposit Insurance Corporation insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

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

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Most recently, on October 20, 2025, the Company declared a semi-annual dividend of $0.09 per share payable on November 17, 2025 to shareholders of record as of the close of business on November 3, 2025, which represented the third consecutive semi-annual cash dividend for the Company since the completion of the Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization. The Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the Bank’s second-step conversion. The source of dividends will depend on the net proceeds of the October 2023 second-step conversion offering retained by the Company and earnings thereon, and dividends from the Bank. In addition, the Company is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Federal Reserve Board policy also provides that a holding company should consult with the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  Under New York state banking law, New York State chartered savings associations may declare and pay dividends out of the balance of net profits after net worth exceeds ten percent of capital (which we refer to as the “undivided profits” of the savings and loan association) upon approval by the board of directors, unless there is an impairment of capital. Pursuant to Federal Reserve Board regulations, the Company may not make a distribution that would constitute a return of capital during the three years following the completion of the Bank’s second-step conversion.  As a result, we cannot assure you that we will continue to pay dividends in the future, or that any such dividends that we have historically paid will not be reduced or eliminated in the future.

Risks Related to Our Lending and Deposit Activities

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2025, $109.7 million, or 82.6%, of our loan portfolio was secured by one- to four-family residential loans and we intend to continue to make loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

The Financial Accounting Standards Board delayed the effective date of the Current Expected Credit Loss, or CECL, standard. CECL became effective for the Company and the Bank on October 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This represents a change from the former method of providing allowances for loan losses that are incurred or probable, and required us to increase our allowance for loan losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of our allowance for credit losses. Under the former method, there was no reserve calculated for the acquired Citizens Bank of Cape Vincent loans with the net discount covering the calculated reserve amount. According to current CECL guidance, prior discounts are not utilized to offset CECL reserves. We will continue to accrete all of the discount into income. The initial adjustment for the reserve made on October 1, 2023 was for $465,000. Although this adjustment was not reported in earnings and therefore did not have any material impact on our consolidated results of operations, it did make an impact on our consolidated financial position at the date of adoption of this ASU. On the adoption date, $367,000 of the adjustment was recognized in retained earnings, with the remaining $98,000 recognized in deferred tax assets.

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

Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits. As of September 30, 2025, GS&L Municipal Bank, the New York-chartered limited purpose commercial bank subsidiary of the Bank, held $20.0 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to maintain our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In addition, although we did not have any brokered deposits at September 30, 2025, we may utilize brokered deposits to fund loan growth in the future, which may be a more expensive source of funding and have an adverse effect on our net interest margin and profitability.

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

In preparing our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses and our determinations with respect to amounts owed for income taxes.

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

The Company’s Information Technology Technician (the “IT Technician”) is responsible for completing additional mandatory training to understand the processes, procedures, and technical requirements for securing information assets across the Company.

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

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended September 30, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

Management’s Role in Managing Risk

The IT Technician plays a pivotal role in informing the board of directors on cybersecurity risks. The IT Technician and members of senior management meet regularly and provide comprehensive briefings to the board of directors. These briefings encompass a broad range of topics, including:

●	the current cybersecurity landscape and emerging threats;
●	the status of ongoing cybersecurity initiatives and strategies;
●	incident reports and issued identified from any cybersecurity events; and
●	compliance with regulatory requirements and industry standards.

 In addition to our regularly scheduled board meetings, the IT Technician regularly communicates with senior staff regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the board, ensures the board’s oversight is proactive and responsive. The board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The board closely reviews these reports of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Cyber Risk Management Personnel

The IT Technician directly reports to senior management. The IT Technician regularly meets with senior management to update and discuss any cybersecurity risks and incidents affecting the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the board of directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with senior management, supported by the Company’s IT Technician. The IT Technician, who has prior experience in the banking industry, works with senior management to implement and maintain processes designed to protect the Company’s information systems and data. This collaborative approach helps ensure that our cybersecurity strategies are aligned with the Company’s overall risk management framework.

Monitoring Cybersecurity Incidents

The IT Technician and other information security staff utilizes vendor relationships and various other internet based daily updates for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The IT Technician provides structure for clear processes to ensure the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we believe we are equipped with a well-defined Incident Response Plan that is adequately resourced. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

ITEM 2.PROPERTIES

We conduct business through our four full-service branch offices and one loan production office located in Jefferson and St. Lawrence Counties in New York. At September 30, 2025, we owned our four full-service branch office locations and leased our loan production office. We also lease space at a former branch location that was closed in April 2025, where we continue to operate an ATM. At September 30, 2025, the total net book value of our land, buildings, furniture, fixtures and equipment was $2.9 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At September 30, 2025, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTCQB Marketplace (OTCQB) under the symbol “GOVB.”

Holders

The number of shareholders of record of the Company at December 12, 2025 was 206.

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Most recently, on October 20, 2025, the Company declared a semi-annual dividend of $0.09 per share payable on November 17, 2025 to shareholders of record as of the close of business on November 3, 2025. This is the third consecutive semi-annual cash dividend for the Company since the completion of the Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization. We cannot assure you that we will continue to pay dividends in the future, or that any such dividends that we have historically paid will not be reduced or eliminated in the future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares under the Company’s 2025 Equity Incentive Plan at September 30, 2025:

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by shareholders	18,984	$12.20	53,323
Equity compensation plan not approved by shareholders	—	—	—
Total	18,984	$12.20	53,323

On October 1, 2025, the Company granted restricted stock and stock options under the 2025 Equity Incentive Plan to certain executive officers. These awards were granted after the end of the fiscal year and therefore are not included in the table above.

Share Repurchases

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended September 30, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
July 1 to 31, 2025	410	$13.65	51,873	56,261
August 1 to 31, 2025	4,088	14.53	55,961	52,173
September 1 to 30, 2025	228	15.04	56,189	51,945
Total	4,726	$14.48	56,189

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Strategy

As a community-minded financial institution, we focus on serving the financial needs of local individuals, businesses and municipalities by executing a safe and sound, service-oriented business strategy that seeks to produce earnings that increase over time and can be reinvested in our business and communities. Our current business strategy consists of the following:

●Continuing to emphasize residential mortgage lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area. As of September 30, 2025, $109.7 million, or 82.58%, of our total loan portfolio consisted of one- to four-family mortgage loans. Our primary market area, which is located in the northernmost region of New York state, borders the St. Lawrence River and includes private and public lands that are attractive vacation destinations. As a result, our one to four-family residential mortgage loan portfolio also includes loans made to purchase second vacation homes and cottages. We have primarily originated residential mortgage loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide customers with alternatives for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity and pricing alternatives. Through our marketing efforts, our reputation, pricing and strong relationships with real estate agents, we attract mortgage loan business from walk-in customers, customers that apply online and existing customers. We believe that there are opportunities to increase our residential mortgage lending in our market area, and we intend to continue our emphasis on originating one- to four-family loans that meet our underwriting standards.
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
●Increasing municipal deposits as a cost-effective source of funds to help generate future spread income.  To enhance our deposit taking activities, the Bank operates a limited-purpose wholly owned subsidiary, GS&L Municipal Bank, that was formed in September 2022 as a New York-chartered limited purpose commercial bank. We maintain GS&L Municipal Bank as a limited purpose commercial bank subsidiary because, under New York municipal laws, a New York-chartered savings and loan association, such as the Bank, is not authorized to directly receive New York state or municipal deposits. As of September 30, 2025, GS&L Municipal Bank held $20.0 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the State of New York. We have devoted significant time and resources to forming GS&L Municipal Bank and establishing the infrastructure necessary for GS&L Municipal Bank to operate effectively, and we believe there are opportunities to continue to increase municipal deposits as a cost-effective source of funds to help generate additional income in the future. Accordingly, we intend to continue to solicit municipal deposits through GS&L Municipal Bank by leveraging our management team’s existing relationships with local municipalities and governmental entities located in our primary market area.
●Grow organically and through opportunistic expansion.  Following our acquisition of Citizens Bank of Cape Vincent in September 2022, our primary intention is currently to grow our balance sheet organically and use our capital to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities primarily include establishing loan production offices, establishing new, or de novo, branch offices (including micro branch offices) and/or acquiring branch offices. Consistent with this strategy, in April 2025, we opened a new loan production office located in Potsdam, New York.
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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2025 discusses significant accounting policies, including the allowance for credit losses and the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Please refer to Note 2 to the Company’s Consolidated Financial Statements for detail regarding the Company’s adoption of ASU 2016-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2023 and the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $800,000 as of September 30, 2025 in non-performing assets consisting of non-performing loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Specific Allowances for Individually Analyzed Loans

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

Goodwill

Goodwill represents the excess cost of the 2022 acquisition of Citizens Bank of Cape Vincent over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. When calculating goodwill in accordance with FASB ASC 805-30-55-3, we evaluated whether the fair value of equity of the acquired company is a more reliable measure than the fair value of the equity interests transferred. We considered the assumptions required to calculate the fair value of equity of an acquired company using discounted cash flow models (income approach) and/or change of control premium models (market approach) which are generally based on a higher level of market participant inputs and therefore a lower level of subjectivity when compared to the assumptions required to calculate the fair value of equity interests transferred under a fair value pricing model. As a result, we consider the calculation of the fair value of the equity of an acquired company to be more reliable than the calculation of the fair value of the equity interests transferred. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Goodwill is not amortized but is evaluated annually for impairment.

Balance Sheet Analysis

General

Total assets increased by $1.2 million, or 0.64%, to $198.5 million at September 30, 2025 from $197.3 million at September 30, 2024. The increase in assets was primarily due to an increase in loans receivable, net of allowance for credit losses, of $7.2 million, partially offset by a decrease in securities available for sale of $4.4 million and a decrease in cash and cash equivalents of $1.7 million. During 2025, there was a $59,000 provision for credit loss and $28,000 charged-off against non-performing loans.

Cash and cash equivalents decreased by $1.7 million, or 26.86%, to $4.7 million at September 30, 2025 from $6.4 million at September 30, 2024. The decrease in cash can primarily be attributed to an increase in loans receivable, net of allowance for credit losses, and a net outflow of customer deposits, partially offset by an increase in Federal Home Loan Bank advances and proceeds from securities maturing and from sales.

Securities available for sale decreased by $4.4 million, or 9.74%, to $40.9 million at September 30, 2025 from $45.3 million at September 30, 2024. The decrease was primarily due to principal paydowns, maturities and sale proceeds along with a decrease in the market value as market rates fluctuate.

Foreclosed real estate increased to $105,000 at September 30, 2025, up from none at September 30, 2024, primarily due to the transfer of two properties into other real estate owned (“REO”), one of which was sold for a gain during the fiscal year. Due to the low number of REO properties, year over year balances can fluctuate significantly.

Accrued interest receivable and other assets decreased by $22,000, or 0.49%, remaining at $4.5 million at both September 30, 2025 and 2024. The decrease is primarily due to a $333,000 decrease in the loans in process account at fiscal year-end and a $32,000 decrease in accrued interest on investments. This decrease was partially offset by a $140,000 increase in net deferred tax assets and a $59,000 increase in accrued interest on loans.

Total deposits decreased by $5.1 million, or 3.20%, to $154.8 million at September 30, 2025 from $159.9 million at September 30, 2023. The decrease in deposits can primarily be attributed to a $4.9 million decrease in non-maturing deposits, due to seasonal fluctuations and activity from a small number of larger deposit relationships.

There were $7.0 million in Federal Home Loan Bank advances at September 30, 2025 and no advances at September 30, 2024. The increase in advances was primarily due to an increase in loans receivable, net of allowance for credit losses, and a net outflow of customer deposits, partially offset by security principal paydowns, maturities and sale proceeds.

Shareholders’ equity decreased by $657,000, or 2.01%, to $32.1 million at September 30, 2025 from $32.8 million at September 30, 2024. The decrease in shareholders’ equity was primarily a result of a $0.5 million decrease to the market value of the securities portfolio included in accumulated other comprehensive loss, and the repurchase of common stock to authorized but unissued by the Company, partially offset by net income. The Company declared cumulative dividends of $0.16 per share totaling $174,000 during the year ended September 30, 2025.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at September 30, 2025, we had $4.5 million of loans in process.

	September 30,
	2025		2024
	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family residential	$109,700	82.58%	$103,521	82.35%
Commercial	10,807	8.14%	11,239	8.94%
Construction - Commercial	140	0.11%	—	—%
Construction - Residential	3,292	2.48%	1,945	1.54%
Home equity loans and lines of credit	2,142	1.61%	1,643	1.31%
Commercial loans	2,408	1.81%	1,843	1.47%
Consumer loans:
Automobile	1,849	1.39%	2,528	2.01%
Passbook	368	0.28%	437	0.35%
Other consumer	2,129	1.60%	2,559	2.03%

Add:
Net deferred loan fees	483	—	437	—
Less:
Net discount on acquired loans	(714)	—	(832)	—
Allowance for losses	(1,100)	—	(1,063)	—
Total net loans	$131,504	—	$124,257	—

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential Real	Commercial	Construction -	Construction -
September 30, 2025	Estate	Real Estate	Commercial	Residential	Commercial	Consumer	Total

	(In thousands)

Amounts due in:
One year or less	$137	$738	$140	$3,267	$940	$171	$5,393
More than one to five years	1,725	6,738	—	—	667	3,127	12,257
More than five to 15 years	28,454	1,184	—	—	752	818	31,208
More than 15 years	80,583	1,893	—	—	15	155	82,646
Total	$110,899	$10,553	$140	$3,267	$2,374	$4,271	$131,504

Fixed and Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at September 30, 2025 that are contractually due after September 30, 2026.

	Due After September 30, 2026
At September 30, 2025	Fixed	Adjustable	Total

	(In thousands)

Real estate loans:
One- to four-family residential	$63,805	$43,079	$106,884
Commercial	7,336	2,479	9,815
Construction - Commercial	—	—	—
Construction - Residential	—	—	—
Home equity loans and lines of credit	1,735	2,143	3,878
Commercial loans	1,258	176	1,434
Consumer loans:
Automobile	1,802	—	1,802
Passbook	167	26	193
Other consumer	2,105	—	2,105
Total loans	$78,208	$47,903	$126,111

Securities

Our investment portfolio consists primarily of municipal bonds, mortgage-backed securities and U.S. government agency bonds.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale investment securities portfolio at September 30, 2025 are summarized in the table below. We did not have any held-to-maturity investment securities as of September 30, 2025. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
September 30, 2025	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds, treasuries, agencies, other government-sponsored enterprises	$4,868	4.06%	$5,556	3.96%	$6,279	3.85%	$13,706	3.32%	$30,409	$28,263	3.67
Residential mortgage-backed securities	1	5.34%	2,917	4.30%	7,842	4.03%	673	3.13%	11,433	11,119	4.04
SBA-guaranteed debenture	—	—%	1,063	4.84%	480	4.02%	—	—%	1,543	1,549	4.59
Total	$4,869	4.06%	$9,536	4.16%	$14,601	3.95%	$14,379	3.31%	$43,385	$40,931	3.80

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

	At
	September 30,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Noninterest-bearing demand deposits	$18,167	11.74%	0.00%	$17,515	10.96%	0.00
Regular savings and other deposits	53,712	34.70%	0.13%	57,940	36.23%	0.13
NOW and money market deposits	46,870	30.28%	0.14%	48,167	30.12%	0.14
Time deposits and certificates of deposit	36,031	23.28%	3.62%	36,280	22.69%	3.53
Total	$154,780	100.00%	—	$159,902	100.00%	—

We did not have any brokered deposits at September 30, 2025 or 2024.

Uninsured deposits, which are the portion of deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits, currently set at $250,000, were approximately $31.6 million at September 30, 2025 and $37.2 million at September 30, 2025. GS&L Municipal Bank accounted for approximately $18.0 million and $19.3 million of the uninsured deposits at September 30, 2025 and September 30, 2024, respectively. At September 30, 2025, we had $63.9 million in available liquidity with the Federal Home Loan Bank of New York and other borrowing sources and $4.7 million in cash and cash equivalents, which was sufficient to cover 100% of our total $13.6 million uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

The following table sets forth the maturity of the uninsured certificates of deposit as of September 30, 2025.

At
September 30, 2025
(In thousands)
Maturity Period:
Three months or less	$823
Over three through six months	1,336
Over six through twelve months	318
Total	$2,477

Results of Operations for the Fiscal Years Ended September 30, 2025 and 2024

Financial Highlights

Net income for the year ended September 30, 2025 was $733,000 compared to net income of $539,000 for the year ended September 30, 2024. Net income for the year ended September 30, 2025 was higher than the year ended September 30, 2024 primarily due to a $231,000 decrease in the unrealized loss on interest rate swap agreements.  The increase in net income was also impacted by a $16,000 realized gain on sale of available for sale securities and a $70,000 realized gain on sale of equity securities. Total interest income increased $101,000 which was offset by interest expense increasing $100,000 resulting from higher deposit rates from the respective prior year periods.

Net Interest Income

Net interest income totaled $7.1 million for the years ended September 30, 2025 and 2024. Interest income on loans increased $315,000 while interest income on securities decreased $222,000 from the prior year. Interest expense on deposits increased $274,000 and interest income on the swap agreements hedged against borrowings decreased $132,000, partially offset by a $306,000 decrease in interest expense on FHLB advances.

Interest income increased by $101,000, or 1.18%, due to an increase in market rates resulting in higher interest rates on loan originations and loan repricing. Interest expense increased by $100,000, or 7.05%, due to an increase in the weighted average cost of interest-bearing liabilities by 8 basis points from 0.97% to 1.05%. Net interest margin increased by 5 basis points, or 0.05%, during the year ended September 30, 2025 to 4.08% compared to 4.03% at September 30, 2024.

Provision for Credit Losses

Management recorded credit loss provisions of $59,000 and $70,000 for the years ended September 30, 2025 and 2024, respectively. During 2025, we charged-off a total of $28,000 against non-performing loans. During 2024, we charged-off a total of $86,000 against non-performing loans. We recorded recoveries of $4,000 and $16,000 during the years ended September 30, 2025 and 2024, respectively.

Based on a review of the loans that were in the loan portfolio at September 30, 2025, management believes that the allowance for credit losses is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges	$322	$327	$(5)	1.53%
ATM card fees	274	282	(8)	2.84%
Earnings on investment in bank owned life insurance	170	154	16	10.39%
Other non-interest income	101	52	49	94.23%
Realized gain on sales of equity securities	70	—	70	100.00%
Earnings on deferred fees plan	66	78	(12)	15.38%
Earnings on secondary market programs	45	45	—	—%
Realized gain on sales of securities - AFS	16	13	3	23.08%
Realized gain on swap unwound	—	75	(75)	100.00%
Loss on disposal of premises and equipment, net	—	(14)	14	100.00%
Unrealized loss on swap agreements	(9)	(240)	231	96.25%
Total non-interest income	$1,055	$772	$283

The increase in total non-interest income was primarily due to the reduction in the unrealized loss on swap agreements resulting from fluctuations with long-term bond rates and projected short-term rates. The unrealized loss on swap agreements was $9,000 at September 30, 2025 compared to an unrealized loss of $240,000 at September 30, 2024. For the year ended September 30, 2025, the Company sold five investments for a gain of $16,000 and sold equity securities for a gain of $70,000. For the year ended September 30, 2024, the Company unwound two off-balance sheet swaps for a realized gain of $75,000 and sold four investments for a gain of $13,000. On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured. Other non-interest income increased $49,000 for the year ended September 30, 2025 compared to the prior year, primarily due to the recognition of additional income from a tax-related refund.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,444	$3,563	$(119)	3.34%
Other non-interest expense	976	749	227	30.31%
Occupancy expense	935	955	(20)	2.09%
Professional fees	665	671	(6)	0.89%
Data processing	407	465	(58)	12.47%
Intangibles amortization expense	370	416	(46)	11.06%
Directors fees	351	364	(13)	3.57%
Postage and supplies	113	119	(6)	5.04%
Earnings on deferred fees plan	66	78	(12)	15.38%
Foreclosed assets, net	24	(7)	31	442.86%
Total non-interest expense	$7,351	$7,373	$(22)

The decrease in 2025 total non-interest expense included a $119,000 decrease in salaries and employee benefits for the year ended September 30, 2025, as compared to the year ended September 30, 2024, primarily due to staff retirements over the prior year. Other non-interest expense increased $227,000 for the year ended September 30, 2025, as compared to the year ended September 30, 2024, primarily due to operational expenses related to the Company’s operations as a public company.

Income Taxes

The Company recorded an income tax expense of $60,000 for the year ended September 30, 2025 and income tax benefit of $63,000 for the year ended September 30, 2024. The increase in income taxes resulted from an increase in pre-tax book income and a change in interest income in tax-exempt securities. The Company’s effective income tax rates were 7.57% and (13.24%) for the years ended September 30, 2025 and 2024, respectively. The effective income tax rates in both 2025 and 2024 primarily reflects the Company’s tax-exempt income, including earnings from securities and Bank-Owned Life Insurance (BOLI), which reduce the overall tax liability.

Average Balances and Yields

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $483,000 and $437,000 for the years ended September 30, 2025 and 2024, respectively.

For the Year Ended September 30,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)

Interest-earning assets(1):
Loans	$126,019	$6,859	5.44%	$124,159	$6,544	5.27%
Securities	46,745	1,691	3.62%	51,095	1,913	3.74%
Other short-term investments	2,489	116	4.66%	2,041	108	5.29%
Total interest-earning assets	175,253	8,666	4.94%	177,295	8,565	4.83%
Noninterest-earning assets	21,704	23,718
Total assets	$196,957	$201,013

Interest-bearing liabilities(1):
Regular savings and club deposits	57,283	76	0.13%	61,332	79	0.13%
Money market and NOW deposits(2)	48,630	66	0.14%	48,577	70	0.14%
Certificates of deposit	37,740	1,365	3.62%	30,714	1,084	3.53%
Total interest-bearing deposits	143,653	1,507	1.05%	140,623	1,233	0.88%
Federal Home Loan Bank advances and other borrowings(3)	275	11	4.00%	5,741	185	3.22%
Total interest-bearing liabilities	143,928	1,518	1.05%	146,364	1,418	0.97%
Noninterest-bearing demand deposits	20,448	23,720
Other noninterest-bearing liabilities	823	273
Total liabilities	165,199	170,357
Total shareholders’ equity	31,758	30,656
Total liabilities and shareholders’ equity	$196,957	$201,013
Net interest income	$7,148	$7,147
Net interest rate spread(4)	3.89%	3.86%
Net interest-earning assets(5)	$31,325	$30,931
Net interest margin(6)	4.08%	4.03%
Average interest-earning assets to interest-bearing liabilities	1.22	x	1.21	x
(1)	The table on the following page provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Year Ended September 30,
	2025	2024

	(Dollars in thousands)
Interest on loans, net of deferred fees	$6,859	$6,544
Interest on loans, excluding impact of swap agreements	$6,859	$6,544

Interest on money market and NOW deposit accounts	$66	$70
Impact of swap agreements	(10)	(10)
Interest on deposits, excluding impact of swap agreements	76	$80

Interest on borrowings	$11	$185
Impact of swap agreements	—	(132)
Interest on borrowings, excluding impact of swap agreements	$11	$317

(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Interest on Federal Home Loan Bank advances includes net interest on swap agreements hedged against borrowings.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	Year Ended September 30, 2025
	Compared to
	Year Ended September 30, 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	100	215	315
Securities	(161)	(61)	(222)
Other short-term investments	22	(14)	8
Total interest-earning assets	(39)	140	101

Interest-bearing liabilities:
Regular savings and club deposits	(3)	—	(3)
Money market and NOW deposits	(4)	—	(4)
Certificates of deposit	253	28	281
Total deposits	246	28	274
Federal Home Loan Bank advances and other borrowings	(210)	36	(174)
Total interest-bearing liabilities	36	64	100

Change in net interest income	(75)	76	1

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

Non-Performing Assets.  The table below sets forth information regarding our non-performing assets. There were no non-accruing loans modified with financial difficulty as of September 30, 2025 and 2024.

	At September 30,
	2025	2024

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$679	$777
Commercial	—	67
Construction - Commercial	—	—
Construction - Residential	—	—
Home equity loans and lines of credit	—	—
Commercial loans	16	16
Consumer loans:
Automobile	—	14
Passbook	—	—
Other consumer	—	—
Total non-accrual loans	$695	$874

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	$105	$—
Commercial	—	—
Construction	—	—
Total real estate owned	$105	$—

Total non-performing assets	$800	$874

Total non-accruing troubled debt restructured loans or loans modified with financial difficulty	$—	$—
Total non-performing loans to total loans	0.53%	0.70%
Total non-accruing loans to total loans	0.53%	0.70%
Total non-performing assets to total assets	0.40%	0.44%

Our classified and special mention assets at the dates indicated were as follows:

	September 30,
	2025	2024

	(In thousands)

Substandard assets	$753	$782
Doubtful assets	45	—
Loss assets	—	—
Total classified assets	798	782
Special mention assets	92	—
Foreclosed real estate	$105	$—

The Bank owned one piece of foreclosed property at September 30, 2025 as compared to no foreclosed property owned at September 30, 2024.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2025			2024
	30 to 59	60 to 89	90 Days	30 to 59	60 to 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)

Real estate loans:
One- to four-family residential	$132	$461	$575	$131	$383	$420
Commercial	—	25	—	—	—	67
Construction	—	—	—	—	—	—
Commercial loans	16	—	—	—	—	16
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	19	—	—	12	—	14
Total	$167	$486	$575	$143	$383	$517

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

Specific Allowances for Individually Analyzed Loans

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

Loans classified as substandard or worse are considered for testing as individually analyzed loans. A substandard loan shows signs of continuing negative financial trends and unprofitability, and therefore is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. The borrower on such loans typically exhibits one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to the service debt and an improvement in the cash flow position is unlikely within the next twelve months; and secondary and tertiary means of debt repayment are weak. Loans classified as substandard are characterized by the probability that we will not collect amounts due according to the contractual terms or will sustain some loss if the deficiencies are not corrected.

Loss potential, while existing with respect to the aggregate amount of substandard (or worse) loans, does not have to exist in any individual assets classified as substandard. Such credits are also evaluated for nonaccrual status.

Individually analyzed loans generally include loans that have been classified as substandard or worse. However, certain loans have been paying as agreed and have remained current, with some financial issues related to cash flow that have caused some concern as to the ability of the borrower to perform in accordance with the current loan terms but not to such extent as to require the loan to be put into a non-accruing status. Cash receipts on individually analyzed loans are recorded as interest income as received, unless the loan is in a nonaccrual status.

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

As an integral part of their examination process, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. The following table sets forth activity in our allowance for credit losses for the years indicated.

	As of and for the
	Year Ended September 30,
	2025	2024

	(Dollars in thousands)

Allowance at beginning of year	$1,063	$623
Provision for credit losses	61	74
Adoption of ASC 326	—	436
Charge-offs:
Real estate loans:
One- to four-family residential	—	63
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans:
Automobile	—	—
Passbook	12	10
Other consumer	16	13
Total charge-offs	$28	$86

Recoveries:
Real estate loans:
One- to four-family residential	$—	$1
Commercial	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans:
Automobile	—	—
Passbook	4	3
Other consumer	—	12
Total recoveries	4	16

Net charge-offs	$24	$70

Allowance at end of year	$1,100	$1,063
Non-performing loans to total loans outstanding at the end of the period	0.53%	0.70%
Allowance to non-performing loans	158.39%	121.61%
Allowance to non-accrual loans	158.39%	121.61%
Allowance to total loans outstanding at the end of the year	0.83%	0.85%
Net charge-offs to average loans outstanding during the year	0.018%	0.056%

The following table sets forth the ratio of net charge-offs to average loans outstanding by segment for the periods indicated:

	September 30,
	2025	2024

Real estate loans:
One- to four-family residential	0.00%	0.06%
Commercial	0.00%	0.00%
Construction	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Commercial loans
Consumer loans:
Automobile	0.00%	0.00%
Passbook	64.96%	49.63%
Other consumer	0.33%	0.03%
Total	0.018%	0.056%

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

	September 30,
	2025			2024
		Percent of			Percent of
		Allowance	Percent		Allowance	Percent
		in Each	of Loans		in Each	of Loans
		Category	in Each		Category	in Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Credit	Allocated	to Total	for Loan	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$859	78.09%	86.68%	$799	75.16%	85.20%
Commercial	148	13.45%	8.24%	156	14.68%	8.94%
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial and industrial loans	39	3.55%	1.81%	40	3.76%	1.47%
Consumer loans:
Automobile	—	—	—	—	—	—
Passbook	—	—	—	—	—	—
Other consumer	54	4.91%	3.27%	68	6.40%	4.39%
Total	$1,100	—	—	$1,063	—	—

We measure and record the allowance for credit losses based upon a discounted cash flow and weighted average remaining life model. Under this approach, management estimates the lifetime credit losses inherent in loans as of the balance sheet date. The discounted cash flow method calculates the expected cash flows to be received over the life of each individual loan in a pool. The weighted average remaining life methodology uses average charge-off rates and the remaining life of the loan to estimate the loan allowance for credit losses. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate.  Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, asset quality and portfolio trends, loan review and audit results, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

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

Allowance for Credit Losses – Unfunded Commitments

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. Upon adoption of ASU 2016-13 on October 1, 2023, the Company made an initial adjustment for the reserve of $29,000. The allowance for credit losses for unfunded commitments of $23,000 at September 30, 2025 is included in other liabilities on the Company’s consolidated statements of financial condition.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $214,000 at September 30, 2025 and was excluded from the estimate of credit losses.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2025 indicate the level of risk within the parameters of our model. Management believes that the September 30, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	6,571	(833)
+300	6,740	(664)
+200	6,931	(473)
+100	7,161	(243)
Level	7,404	—
-100	7,569	165
-200	7,615	211
-300	7,501	97
-400	7,448	44
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	32,329	(12,505)	(27.89)%	20.84%	(3.35)%
+300	34,706	(10,128)	(22.59)%	21.51%	(2.68)%
+200	37,263	(7,571)	(16.89)%	22.15%	(2.04)%
+100	40,161	(4,673)	(10.42)%	22.87%	(1.32)%
—	44,834	—	—	24.19%	—
-100	48,933	4,099	9.14%	25.02%	0.83%
-200	49,521	4,687	10.45%	24.33%	0.14%
-300	46,879	2,045	4.56%	22.41%	(1.78)%
-400	45,208	374	0.83%	20.97%	(3.22)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At September 30, 2025, there were $7.0 million in outstanding advances from the Federal Home Loan Bank and we had the ability to borrow $54.9 million. Additionally, at September 30, 2025, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Banker’s Bank totaling $4.0 million. At September 30, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities; investing activities and financing activities. Net cash provided by (used in) operating activities was $0.9 million and $(3.0) million for the years ended September 30, 2025 and 2024, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $(3.6) million and $6.8 million for the years ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $1.0 million and $(7.9) million for the years ended September 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of September 30, 2025. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of September 30, 2025 or 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2025, the Company (on an unconsolidated basis) had liquid assets of $1.3 million.

At September 30, 2025, both the Bank and GS&L Municipal Bank exceeded all of their respective regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2025 were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter and year ended September 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description	Location

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

3.2	Bylaws of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.0	Specimen Stock Certificate of Gouverneur Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

4.1	Description of Gouverneur Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2024 (File No. 000-56605), initially filed on December 20, 2024

10.1	Gouverneur Savings and Loan Association Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.2	Gouverneur Savings and Loan Association Voluntary Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.3	Gouverneur Savings and Loan Association Directors’ Retirement Plan+	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272548), initially filed on June 9, 2023

10.4	Gouverneur Bancorp, Inc. 2025 Equity Incentive Plan+	Incorporated by reference to Appendix A to the Proxy Statement for the 2025 Annual Meeting of Stockholders (File No. 000-56605), filed on January 2, 2025

10.5	Change in Control Agreement by and between Gouverneur Bancorp, Inc. and Stephen M. Jefferies+	Filed herewith

10.6	Change in Control Agreement by and between Gouverneur Bancorp, Inc. and James D. Campanaro+	Filed herewith

10.7	Change in Control Agreement by and between Gouverneur Bancorp, Inc. and Sadie M. Hall+	Filed herewith

19.0	Insider Trading Policy	Incorporated by reference to Exhibit 19.0 to the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2024 (File No. 000-56605), initially filed on December 20, 2024

21.0	Subsidiaries	Filed herewith

23.0	Consent of Bonadio & Co., LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

    + Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gouverneur Bancorp, Inc.

Gouverneur, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Gouverneur Bancorp, Inc. and Subsidiary (collectively, the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Gouverneur Bancorp, Inc. and its subsidiary as of September 30, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Bonadio & Co., LLP

Pittsford, New York

December 19, 2025

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	September 30,	September 30,
	2025	2024
Assets:
Cash and due from banks	$3,949	$4,302
Interest-bearing deposits in bank	710	2,068
Total cash and cash equivalents	4,659	6,370

Securities available-for-sale, at fair value	40,931	45,348

Loans receivable, net of allowance for credit losses: September 30, 2025: $1,100 and September 30, 2024:
$1,063 and net of discount at September 30, 2025: $714 and September 30, 2024: $832 and
deferred loan fees of $483 at September 30, 2025 and $437 at September 30, 2024	131,504	124,257

Investments in restricted stock, at cost	1,109	823
Bank owned life insurance	7,307	7,137
Premises and equipment, net	2,904	2,924
Foreclosed real estate, net	105	—
Core deposit intangible, net	1,294	1,664
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,478	4,500
Total assets	$198,528	$197,260

Liabilities:
Deposits:
Non-interest-bearing demand	$18,167	$17,515
NOW and money market	46,870	48,167
Savings and club	53,712	57,940
Time certificates	36,031	36,280
Total deposits	154,780	159,902

Advances from the Federal Home Loan Bank	7,000	—
Advanced payments from borrowers for taxes and insurance	501	483
Accrued interest payable and other liabilities	4,139	4,110
Total liabilities	166,420	164,495

Shareholders' Equity:
Preferred stock, $.01 par value: September 30, 2025 and September 30, 2024: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: September 30, 2025 and September 30, 2024: 75,000,000 shares authorized;
September 30, 2025: 1,107,134 issued and 1,050,945 outstanding and
September 30, 2024: 1,107,134 issued and outstanding	11	11
Additional paid-in capital	6,514	6,487
Unearned common stock held by employee stock ownership plan
(unallocated shares September 30, 2025: 50,133: September 30, 2024: 53,989)	(501)	(540)
Retained earnings	28,972	28,413
Accumulated other comprehensive loss	(2,187)	(1,606)
Authorized but unissued stock, at cost, (shares September 30, 2025: 56,189: September 30, 2024: 0)	(701)	—
Total shareholders' equity	32,108	32,765
Total liabilities and shareholders' equity	$198,528	$197,260

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended
	September 30,
	2025	2024
Interest income:
Loans, net	$6,859	$6,544
Securities-taxable	1,176	1,338
Securities-non-taxable	515	575
Other short-term investments	116	108
Total interest income	8,666	8,565

Interest expense:
Deposits	1,517	1,243
Net swap income on deposit hedge	(10)	(10)
Borrowings – short term and long term	11	317
Net swap income on borrowing hedge	—	(132)
Total interest expense	1,518	1,418

Net interest income	7,148	7,147
Provision for credit losses:
Loans	61	74
Unfunded commitments	(2)	(4)
Net interest income after provision for credit losses	7,089	7,077

Non-interest income:
Service charges	322	327
ATM card fees	274	282
Realized gain on sales of securities – AFS	16	13
Realized gain on sales of equity securities	70	—
Realized gain on swaps unwound	—	75
Loss on disposal of premises and equipment, net	—	(14)
Earnings on investment in life insurance	170	154
Earnings on deferred fees plan	66	78
Unrealized loss on swap agreements	(9)	(240)
Earnings on secondary market programs	45	45
Other non-interest income	101	52
Total non-interest income, net	1,055	772

Non-interest expenses:
Salaries and employee benefits	3,444	3,563
Directors fees	351	364
Earnings on deferred fees plan	66	78
Building, occupancy and equipment	935	955
Data processing	407	465
Postage and supplies	113	119
Professional fees	665	671
Intangibles amortization	370	416
Foreclosed assets, net	24	(7)
Other non-interest expense	976	749
Total non-interest expenses, net	7,351	7,373

Income before income tax expense (benefit)	793	476
Income tax expense (benefit)	60	(63)
Net income	$733	$539

Earnings per common share – basic	$0.72	$0.51
Earnings per common share – diluted	$0.72	$0.51

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended
	September 30,
	2025	2024
Net Income	$733	$539
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(650)	3,118
Deferred tax expense (benefit)	(143)	649
Reclassification adjustment for gain recognized in net income	(16)	(13)
Tax expense	3	3
Unrealized holding gain (loss), net of deferred taxes	(526)	2,453

Post-retirement benefit (expense)	(70)	81
Deferred tax expense (benefit)	(15)	17
Post-retirement benefit (expense), net of deferred taxes	(55)	64

Total other comprehensive income (loss)	(581)	2,517
Total comprehensive income	$152	$3,056

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 30, 2025 and 2024

(In thousands, except share and per share data)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2023	$24	$5,035	$—	$28,242	$(4,070)	$(4,123)	$25,108
Comprehensive income:
Net income	—	—	—	539	—	—	539
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	—	64	64
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	2,453	2,453
Total comprehensive income							3,056
Net proceeds from stock offering and holding company conversion (1,107,134 shares)	—	4,932	—	—	—	—	4,932
Common stock issued in stock offering (1,107,134 shares)	11	(11)	—	—	—	—	—
Cancellation of common stock (2,031,377 shares)	(20)	20	—	—	—	—	—
Cancellation of treasury stock (352,231 shares)	(4)	(4,066)	—	—	4,070	—	—
Purchase of ESOP shares (57,845 shares)	—	578	(578)	—	—	—	—
ESOP shares committed to be released (3,856 shares)	—	(1)	38	—	—	—	37
Adoption of ASU 2016-13 Current Expected Credit Losses	—	—	—	(368)	—	—	(368)
Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765

Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765
Comprehensive income:
Net income	—	—	—	733	—	—	733
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	—	(55)	(55)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	(526)	(526)
Total comprehensive income							152
Restricted stock expense	—	14	—	—	—	—	14
Stock option expense	—	10	—	—	—	—	10
Repurchase of Authorized Stock (56,189 shares)	—	—	—	—	(701)	—	(701)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.16 per share	—	—	—	(174)	—	—	(174)
Balance at September 30, 2025	$11	$6,514	$(501)	$28,972	$(701)	$(2,187)	$32,108

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net Income	$733	$539
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	59	70
Net amortization of deferred fees on loans	73	75
Net amortization of securities premiums and discounts	(549)	(632)
Depreciation	197	233
Deferred income tax expense (benefit)	15	(74)
Net realized gains on sale of securities available for sale ("AFS")	(16)	(13)
Net realized gains on sale of equity securities	(70)	—
Net amortization of core deposits intangible	370	416
Net realized losses on disposal of premises and equipment	—	14
Net realized gains on sale of foreclosed assets	(1)	(17)
ESOP shares committed to be released	42	37
Earnings on investment in bank owned life insurance	(170)	(154)
Stock based compensation expense	24	—
Decrease (Increase) in accrued interest receivable and other assets	162	(98)
Decrease in accrued interest payable and other liabilities	(39)	(3,374)
Net cash provided by (used in) operating activities	830	(2,978)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	2,375	722
Proceeds from maturities and principal reductions of securities (AFS)	4,851	9,929
Purchases of securities (AFS)	(2,910)	(5,141)
Proceeds from sales of equity securities	70	—
(Purchase) Redemptions of FHLB stock	(286)	648
Net (increase) decrease in loans receivable	(7,498)	684
Additions to premises and equipment	(177)	(98)
Proceeds from the sale of foreclosed assets	13	91
Net cash (used in) provided by investing activities	(3,562)	6,835
Cash flows from financing activities:
Net increase (decrease) in deposits	(5,122)	1,124
Net change in short-term borrowings	7,000	(13,990)
Advance payments by borrowers for property taxes and insurance, net	18	40
Net stock offering proceeds	—	4,932
Repurchase of authorized stock	(701)	—
Cash dividends paid to common stock shareholders	(174)	—
Net cash provided by (used in) financing activities	1,021	(7,894)
Net decrease in cash and cash equivalents	(1,711)	(4,037)
Cash and cash equivalents – Beginning of Year	6,370	10,407
Cash and cash equivalents – End of Year	$4,659	$6,370
Supplemental disclosures:
Cash paid during the year for interest	$1,497	$1,472
Loans receivable transferred to foreclosed assets during the year	117	—
Write-downs on foreclosed assets through the allowance for credit losses on loans	—	(27)

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

In September 2022, the Bank completed its acquisition of Citizens Bank of Cape Vincent (“CBCV”), a commercial bank headquartered in Cape Vincent, New York. In conjunction with the acquisition of CBCV, the Bank formed the limited purpose GS&L Municipal Bank in order to continue to hold CBCV’s municipal deposits and continue to compete for such deposits in the future. GS&L Municipal Bank is a limited purpose commercial bank that is a wholly owned subsidiary of the Bank and operates under the same regulatory and operating framework as the Bank. GS&L Municipal Bank is a New York chartered limited purpose commercial bank organized to solicit municipal deposits from local government entities such as towns, cities, school districts, fire districts and other municipalities. The Bank views GS&L Municipal Bank as a source of low cost and stable source of funds that will further the Bank’s commitment to the communities in which the Bank operates.

The Bank provides financial services to individuals and businesses primarily in St. Lawrence, Jefferson and Lewis Counties in the state of New York. The Bank is subject to regulation by the New York State Department of Financial Services (“NYSDFS”) and Federal Deposit Insurance Corporation (“FDIC”). GS&L Municipal Bank’s principal business focus is to serve the deposit needs of Municipalities that are within the Bank’s three-county market area. Initially, GS&L Municipal Bank will concentrate its business development efforts on St. Lawrence and Jefferson Counties in the state of New York and will focus exclusively on deposit products.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, GS&L Municipal Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

At September 30, 2025 and 2024, GS&L Municipal Bank held $21.2 and $24.3 million, respectively, of the Bank’s $40.9 million investment securities portfolio and $20.0 and $21.4 million, respectively, of the Bank’s deposits.

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

Concentrations of Credit Risk

At September 30, 2025 and 2024, the Company held approximately $0.7 million and $2.0 million, respectively, on deposit with the Federal Reserve Bank and Federal Home Loan Bank of New York which is not insured by the Federal Deposit Insurance Corporation.

The Bank operates primarily in St. Lawrence, Jefferson and Lewis Counties of New York and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. These customers are also the primary depositors of the Bank. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers. Note 5 discusses the types of securities the Bank invests in and Note 6 discusses the types of lending in which the Bank engages.

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

The Company did not hold any equity securities on the balance sheet at September 30, 2025 and 2024.

Debt securities classified as held-to-maturity are those the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities. The Company did not hold any held-to-maturity securities at September 30, 2025 or 2024.

Subsequent to the adoption of ASC 326, Financial Instruments – Credit Losses, on October 1, 2023, management measures expected credit losses on held-to-maturity and available for sale debt securities on a collective basis by major security type.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. There were no loans held for sale at September 30, 2025 or 2024.

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

Accrued Interest Receivable

Accrued interest receivable is presented as a component of accrued interest receivable and other assets on the accompanying consolidated statements of financial condition and not included in amortized cost when calculating the allowance for credit loss.

Recent Accounting Pronouncements

“ASU 2024-03”

ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is not expected to have a significant impact on our financial statements.

“ASU 2023-09”

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreight taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is not expected to have a significant impact on our financial statements.

Segment Reporting

The Company’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based on information provided about the Company’s products and services offered. The Company’s operations are primarily in the community banking industry and includes retail and commercial banking services. A segment is also distinguished by the level of information provided to the CODM, who uses information to review performance of various components of the business. The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis along with monitoring budget to actual results are used in assessing performance. The financial information used for performance assessment by the CODM is the same as the financial information included in the accompanying consolidated statements of financial condition and consolidated statements of earnings.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025 and 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $214,000 and $247,000 at September 30, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using both a discounted cash flow and weighted average remaining life methodology. The segments using a discounted cash flow methodology are as follows:

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

The segments using a weighted average remaining life methodology are as follows:

Commercial Unsecured

-	Other loans (commercial overdraft loans)

Consumer

-	Other loans (consumer overdraft loans)

The weighted average remaining life methodology uses average annual charge-off rates and the remaining life of the loan to estimate the allowance for credit losses. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate.

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

Foreclosed Assets

Foreclosed assets include both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Company has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed assets are recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, management performs periodic valuations and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Gains and losses realized on the sale, and any adjustments resulting from periodic re-evaluation of the property are included in noninterest income or expense, as appropriate. Net costs of maintaining and operating the properties are expensed as incurred. Improvements, which extend the life or improve the value of the property, are capitalized and expensed over the applicable useful life.

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

Income Taxes

The Company files a consolidated federal income tax return which includes the results of its wholly-owned subsidiary. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”), 740, Accounting for Income Taxes, the Company recognizes potential liabilities associated with anticipated tax audit issues that may arise during an examination. Interest and penalties that are anticipated to be due upon examination are recognized as accrued interest and other liabilities with an offset to interest and other expense.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense, included in other non-interest expenses, was approximately $93,000 and $91,000 at September 2025 and 2024, respectively.

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

Revenue Recognition

The majority of the Company’s revenue stream is generated from interest income on loans and deposits which are outside the scope of ASC 606, “Revenue from Contracts with Customers”.

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

Gains and losses on sales of foreclosed real estate – The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial and home equity lines of credit. Such financial instruments are recorded when they are funded with cash.

Reclassification

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

Core Deposit Intangible

The core deposit intangible (“CDI”) resulted from the 2022 acquisition of Citizens Bank of Cape Vincent (“CBCV”). The CDI is amortized based on cash flow streams based upon the selected attrition rates and run off assumptions calculated to represent the result of acquiring like-costing deposits versus the cost of alternative funding vehicles over a 10-year period. The life of the core deposit intangible is 10 years and the remaining useful life as of September 30, 2025 is 6 years.

Goodwill

Goodwill represents the excess cost of the acquisition of CBCV over the fair value of assets acquired. Goodwill is not amortized, but evaluated annually for impairment.

NOTE 3: EARNINGS PER COMMON SHARE

Basic earnings per common share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The table below sets forth the computation of basic and diluted earnings per common share for the years ended September 30, 2025 and 2024 (In thousands, except per share data).

	Year Ended
	September 30,
Basic earnings per share:	2025	2024
Net income	$733	$539
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,024	1,053
Basic earnings per common share	$0.72	$0.51
Diluted earnings per common share	$0.72	$0.51

There were no dilutive or antidilutive shares at September 30, 2025 or 2024.

At September 30, 2025, the Company held 56,189 shares of authorized but unissued stock. These shares were repurchased throughout fiscal year 2025 in accordance with the Company’s stock repurchase programs and are recorded at cost upon purchase. The Company had no authorized but unissued stock as of September 30, 2024. Any subsequent sales of authorized but unissued stock are recorded on an average cost basis and any gain or loss on sale is recorded to additional paid-in capital.

NOTE 4: OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and the changes in the funded status of pension and post-retirement benefits, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net earnings, are components of other comprehensive loss.

Accumulated other comprehensive loss represents the sum of these items, with the exception of net earnings, as of September 30, represented in the table below:

	September 30,	September 30,
	2025	2024

	(In Thousands)
Accumulated Other Comprehensive Loss by Component

Unrealized Loss on Available-for-Sale Securities, net	$(2,454)	$(1,788)
Tax Effect	515	375
Net Unrealized Loss on Available-for-Sale Securities	(1,939)	(1,413)

Unrealized Loss for Other Postretirement Obligations	$(314)	$(244)
Tax Effect	66	51
Net Unrealized Loss for Other Postretirement Obligations	(248)	(193)

Total Accumulated Other Comprehensive Loss	$(2,187)	$(1,606)

NOTE 5: INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at September 30, 2025 is represented in the table on the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,415	$1	$—	$2,416
U.S. Government Agencies	6,712	23	(1)	6,734
Mortgaged-Backed Securities	11,433	41	(355)	11,119
Municipal Securities	21,282	74	(2,243)	19,113
SBA Securities	1,543	8	(2)	1,549
	$43,385	$147	$(2,601)	$40,931

The amortized cost of debt securities and their approximate fair value at September 30, 2024 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,346	$3	$—	$2,349
U.S. Government Agencies	8,479	57	(1)	8,535
Mortgaged-Backed Securities	11,337	74	(240)	11,171
Municipal Securities	22,974	158	(1,847)	21,285
SBA Securities	2,000	19	(11)	2,008
	$47,136	$311	$(2,099)	$45,348

The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2025 is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$4,868	$4,875
Due After One Year Through Five Years	5,556	5,578
Due After Five Years Through Ten Years	6,279	6,108
Due After Ten Years	13,706	11,702
	30,409	28,263
Mortgage-Backed & SBA Securities with no set maturity	12,976	12,668
	$43,385	$40,931

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

The realized gains and losses from the sale of available-for-sale investments for the years ended September 30, 2025 and 2024 is as shown on the table below:

	Year Ended
	September 30,
	2025	2024

	(In Thousands)

Proceeds	$2,375	$722
Cost	(2,359)	(709)
Net Realized Gains	$16	$13
Gross Realized Gains	$16	$13
Gross Realized Losses	—	—
Net Realized Gains	$16	$13

Information pertaining to securities with gross unrealized losses at September 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2025
Securities Available-for-Sale:
US Government Treasuries & Agencies	$1	$1,370	$—	$994	$1	$2,364
Mortgage-backed & SBA Securities	91	4,559	266	3,237	357	7,796
Municipal Securities	68	2,568	2,175	9,130	2,243	11,698
	$160	$8,497	$2,441	$13,361	$2,601	$21,858

Information pertaining to securities with gross unrealized losses at September 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
September 30, 2024
Securities Available-for-Sale:
US Government Treasuries & Agencies	$—	$961	$1	$990	$1	$1,951
Mortgage-backed & SBA Securities	11	1,335	240	2,570	251	3,905
Municipal Securities	12	763	1,835	8,842	1,847	9,605
	$23	$3,059	$2,076	$12,402	$2,099	$15,461

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 26 and 9 securities in an unrealized loss position of less than twelve months at September 30, 2025 and 2024, respectively, and 66 and 69 securities in an unrealized loss position of 12 months or more at September 30, 2025 and 2024, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at September 30, 2025 and 2024 are as shown on the table below:

	As of September 30,	As of September 30,
	2025	2024

	Total Loans
	(In Thousands)
Real Estate Mortgages
Residential	$109,700	$103,521
Commercial	10,807	11,239
Construction - Commercial	140	—
Construction - Residential	3,292	1,945
Home Equity	2,142	1,643
Other Loans:
Commercial Non-Mortgage	2,408	1,843
Automobile	1,849	2,528
Passbook	368	437
Consumer	2,129	2,559
Total Loans	132,835	125,715
Net Deferred Loan Fees	483	437
Net Discounts on Purchased Loans	(714)	(832)
Allowance for Credit Losses	(1,100)	(1,063)
Loans Receivable, Net	$131,504	$124,257

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the Citizens Bank of Cape Vincent acquisition were as shown on the table below at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

	(In Thousands)
Purchased Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Purchased Non-Credit Impaired Loans
Outstanding Principal Balance	$26,372	$28,996
Carrying Amount	$25,658	$28,164
Total Purchased Loans
Outstanding Principal Balance	$26,372	$28,996
Carrying Amount	$25,658	$28,164

As part of the CBCV acquisition, the Company acquired a commercial secured performing loan which has been classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified terms for over three years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a fair value mark as a result of purchase price accounting of $42,000 at September 30, 2025.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to FHLB, a large purchaser of loans. These serviced loans are not included in the balances of the accompanying consolidated statements of financial condition, but the Company continues to collect the principal and interest payments for a servicing fee. At September 30, 2025 and September 30, 2024, the total outstanding principal balance on serviced loans was $11.2 million, and $11.8 million, respectively.

Allowance for Credit Losses on Loans

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

Allowance for credit losses and recorded investment in loans as of and for the year ended September 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(28)	(28)
Recoveries	—	—	—	—	4	4
Transfer	(1)	(8)	(2)	1	10	—
Provisions	61	—	—	—	—	61
Ending Balance	$859	$148	$38	$1	$54	$1,100
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$848	$148	$38	$1	$54	$1,089
Loans Receivable:
Ending Balance	$115,134	$10,947	$2,372	$36	$4,346	$132,835
Ending Balance: Individually
Evaluated	$45	$753	$—	$—	$92	$890
Ending Balance: Collectively
Evaluated	$115,089	$10,194	$2,372	$36	$4,254	$131,945

Allowance for loan losses and recorded investment in loans as of and for the year ended September 30, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$541	$55	$4	$2	$21	$623
Charge-offs	(63)	—	—	—	(23)	(86)
Recoveries	1	—	—	—	15	16
Transfer	(6)	(4)	9	—	1	—
Provisions	74	—	—	—	—	74
Adoption of new accounting standard	252	105	27	(2)	54	436
Ending Balance	$799	$156	$40	$—	$68	$1,063
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$799	$156	$40	$—	$68	$1,063
Loans Receivable:
Ending Balance	$107,109	$11,239	$1,832	$11	$5,524	$125,715
Ending Balance: Individually
Evaluated for Impairment	$—	$782	$—	$—	$—	$782
Ending Balance: Collectively
Evaluated for Impairment	$107,109	$10,457	$1,832	$11	$5,524	$124,933

The following table presents performing and nonperforming real estate loans based on payment activity for the years ended September 30, 2025 and 2024, respectively. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent is greater than 89 days. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months of current payments with no past due occurrences.

As of September 30, 2025, nonperforming loans also include loan modifications with borrowers experiencing financial difficulty where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain modified loans are classified as nonperforming at the time of modification and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months. Performing and nonperforming real estate loans as of September 30, 2025 and 2024 were as follows:

	As of September 30,	As of September 30,
	2025	2024

	(In Thousands)
Performing	$125,402	$117,504
Nonperforming	679	844
Total real estate loans	$126,081	$118,348

Credit quality indicators as of September 30, 2025 and 2024 are as follows:

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

Credit risk profile for loans held in portfolio by internally assigned grade as of September 30, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$112,947	$—	$—	$45	$112,992
Home Equity	2,142	—	—	—	2,142
Commercial	10,194	—	753	—	10,947
Total Mortgage Loans on Real Estate	125,283	—	753	45	126,081
Commercial	2,408	—	—	—	2,408
Consumer	4,254	92	—	—	4,346
Total Loans	$131,945	$92	$753	$45	$132,835

Credit risk profile for loans held in portfolio by internally assigned grade as of September 30, 2024:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$105,466	$—	$—	$—	$105,466
Home Equity	1,643	—	—	—	1,643
Commercial	10,457	—	782	—	11,239
Total Mortgage Loans on Real Estate	117,566	—	782	—	118,348
Commercial	1,843	—	—	—	1,843
Consumer	5,524	—	—	—	5,524
Total Loans	$124,933	$—	$782	$—	$125,715

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2025 and 2024. Also included are loans that are greater than 89 days past due as to interest and principal still accruing, because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of September 30, 2025 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$132	$461	$575	$1,168	$113,966	$115,134	$—
Commercial Mortgage	—	25	—	25	10,922	10,947	—
Commercial	16	—	—	16	2,392	2,408	—
Consumer	19	—	—	19	4,327	4,346	—
Total Loans	$167	$486	$575	$1,228	$131,607	$132,835	$—

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of September 30, 2024, are as follows:

							90 Days or
			90 Days or			Total	Greater
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accruing

	(In Thousands)
Residential Mortgage	$131	$383	$420	$934	$106,175	$107,109	$—
Commercial Mortgage	—	—	67	67	11,172	11,239	—
Commercial	—	—	16	16	1,827	1,843	—
Consumer	12	—	14	26	5,498	5,524	—
Total Loans	$143	$383	$517	$1,043	$124,672	$125,715	$—

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

There were no modified loans made to borrowers experiencing financial difficulty during the years ended September 30, 2025 or 2024.

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

As of September 30, 2025, the Company had one collateral dependent loan within the residential real estate loan segment with an outstanding balance of $45,000. The fair value of the collateral securing the loan is $40,000. Based on the Company’s policy of adjusting the amortized cost to fair value, a specific allowance for credit losses of $11,200 was recorded as a component of individually evaluated loans. The Company had no collateral dependent loans as of September 30, 2024.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total

Real Estate - Residential
Pass	$16,485	$9,171	$10,077	$14,123	$16,165	$46,926	$2,142	$115,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	45	—	45
Total Real Estate - Residential	$16,485	$9,171	$10,077	$14,123	$16,165	$46,971	$2,142	$115,134

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$1,587	$735	$1,755	$515	$2,167	$3,435	$—	$10,194
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	512	—	172	69	—	753
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$1,587	$735	$2,267	$515	$2,339	$3,504	$—	$10,947

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$645	$546	$356	$38	$228	$559	$—	$2,372
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$645	$546	$356	$38	$228	$559	$—	$2,372

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$36	$—	$36
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$36	$—	$36

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$905	$1,029	$1,174	$466	$291	$389	$—	$4,254
Special Mention	—	92	—	—	—	—	—	92
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$905	$1,121	$1,174	$466	$291	$389	$—	$4,346

Current period gross write-offs	$28	$—	$—	$—	$—	$—	$—	$28

Non-Accrual Loans

The Company generally places loans on nonaccrual status when the loans reach 90 days past due or the full and timely collection of interest or principal balance has been charged off and no restructuring has occurred or at any point when management determines that repayment is doubtful.

When the Company places a loan on nonaccrual status, the Company reverses any accrued interest receivable against interest income and accounts for the loan on the cash or cost recovery method until it qualifies for return to accrual status. Generally, the Company returns a loan to accrual status when (1) all delinquent interest and principal become current under the terms of the loan agreement and the Company expects repayment of the remaining contractual obligation or (2) the loan is well-secured, the borrower has made three consecutive payments, and collectability is no longer doubtful.

The Company has determined that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date on the customer’s statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated:

	September 30, 2025			September 30, 2024
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$679	$679	$—	$777	$777
Real Estate - Commercial	—	—	—	—	67	67
Commercial - Secured	—	16	16	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	14	14
Total Loans	$—	$695	$695	$—	$874	$874

The Company recognized no interest income on nonaccrual loans during the years ended September 30, 2025 or 2024.

The following table represents the accrued interest receivable written off by reversing interest income during the years ended September 30, 2025 and 2024:

	For the Years Ended
	September 30, 2025	September 30, 2024

	(In Thousands)
Real Estate - Residential	$26	$28
Real Estate - Commercial	—	4
Commercial - Secured	1	1
Commercial - Unsecured	—	—
Consumer	—	1
Total Loans	$27	$34

Non-Performing Assets

The table below sets forth information regarding the Company’s non-performing assets. Non-accrual loans include non-accruing loans with modifications to borrowers experiencing financial difficulty of $0 as of September 30, 2025 and  2024.

	September 30,
	2025	2024

	(In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$679	$777
Commercial	—	67
Commercial loans	16	16
Consumer loans:
Automobile	—	14
Other consumer	—	—
Total non-accrual loans	$695	$874

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment, net, at September 30, 2025 and 2024 is as follows:

	2025	2024

	(In Thousands)
Land	$846	$846
Buildings and Improvements	3,519	3,474
Furniture and Equipment	1,197	1,066
	5,562	5,386
Less: Accumulated Depreciation	(2,658)	(2,462)
Total Premises and Equipment, Net	$2,904	$2,924

Depreciation expense was approximately $197,000 and $233,000 in fiscal 2025 and 2024, respectively.

NOTE 8: FORECLOSED REAL ESTATES

During fiscal 2025 and 2024 there were approximately $117,000 and $-0- transferred to foreclosed assets, respectively, and $13,000 and $91,000 in foreclosed assets sales, respectively. At September 30, 2025 and 2024, the Company held foreclosed assets for sale of approximately $105,000 and $-0-, respectively. During fiscal 2025 and 2024, there were $1,000 and $17,000, respectively, in gains on sales of foreclosed assets was recognized in non-interest expense. During fiscal 2025 and 2024, there were losses on initial write-downs of foreclosed assets of $-0- and $27,000, respectively, that were charged off to the allowance for credit losses and there were no losses on subsequent write-downs of foreclosed assets that were charged off to noninterest expense.

At September 30, 2025 and 2024 the recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totals approximately $139,000 and $268,000, respectively.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of September 30, 2025 and 2024, intangible assets consisted of $1.3 and $1.7 million, respectively, of core deposit intangibles, which are amortized over an original estimated useful life of ten years.

The Company performed its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at September 30, 2025 and 2024 are summarized as follows:

	As of September 30,			As of September 30,
	2025			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	(1,248)	1,294	2,542	(878)	1,664
	$6,779	$(1,248)	$5,531	$6,779	$(878)	$5,901

No impairments of goodwill were recognized for the fiscal years ended September 30, 2025 or 2024. Amortization expense for other intangible assets was $370,000 and $416,000 for the fiscal years ending September 30, 2025 and 2024, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is summarized below:

Fiscal Year Ending
September 30,
(In Thousands)
2026	$323
2027	277
2028	231
2029	185
2030	139
Thereafter	139
$1,294

NOTE 10: DEPOSITS

Certificates of deposit and other time deposits issued in denominations that meet or exceed the FDIC insurance limit of $250,000 or more totaled approximately $4.1 million  and $6.3 million at September 30, 2025 and 2024, respectively, and are included in time deposits in the Consolidated Statements of Financial Condition.

At September 30, 2025, the scheduled maturities of certificates of deposit are as follows for the future fiscal years ending September 30 (in thousands):

2026	$34,240
2027	1,125
2028	374
2029	292
$36,031

A summary of interest expense on deposits for the years ended September 30 is as follows:

	2025	2024

	(In Thousands)
Savings Deposits	$76	$79
Now and Money Market Deposits	76	80
Time Deposits	1,365	1,084
	$1,517	$1,243

The Company had deposits of approximately $1,439,000 and $1,546,000 at September 30, 2025 and 2024, respectively, due to related parties.

The Company had pledged securities of approximately $20.2 million and $23.4 million at September 30, 2025 and 2024, respectively, that were fully collateralizing municipal deposits.

NOTE 11: BORROWED MONEY

There were no borrowings as of September 30, 2024. Future contractual maturities of the securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of New York (“FHLBNY”) for the year ended September 30, 2025 are as follows:

		Weighted
		Average
Due Date	Amount	Rate
	(In Thousands)

October 2025	$7,000	4.28%
	$7,000	4.28%

The Company utilizes advance programs offered by the FHLBNY including a line of credit of $62.4 million of which $54.9 million remains unused at September 30, 2025. The Company had a line of credit of $59.3 million with the full amount unused at September 30, 2024. Under terms of a blanket collateral agreement with the FHLBNY, outstanding advances are secured by certain qualifying assets not otherwise pledged. This line of credit was secured by approximately $62.4 million of residential loans at September 30, 2025. The advances from the FHLBNY have fixed interest rates.

In addition, the Company has an available line of credit with the Federal Reserve Board in the amount of $5.0 million. This line is secured by approximately $5.9 million of municipal bonds. The outstanding balance at both September 30, 2025 and 2024 was $-0-.

The Company has a second line of credit with Atlantic Community Banker’s Bank (“ACBB”) totaling $4.0 million. This line is secured with a $135,000 investment in ACBB stock. The outstanding balance at September 30, 2025 and 2024 was $-0-.

NOTE 12: EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company has a defined contribution 401(k) Retirement Plan (“Plan”) for all eligible employees. The Company contributes 3% of each eligible employee’s salary. Additional Company contributions to the Plan are determined annually by the Board of Directors. For the years ended September 30, 2025 and 2024, the expense for the Plan was approximately $115,000 and $122,000, respectively, and is included in salaries and employee benefits in the Consolidated Statements of Earnings.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for directors, under which directors, including the President, may elect to defer all or part of their director’s fees. At September 30, 2025 and 2024, deferred compensation included in other liabilities aggregated approximately $468,000 and $406,000, respectively. Deferred compensation expense for the years ended September 30, 2025 and 2024 was approximately $34,000 and $31,000, respectively, and is included in directors’ fees in the Consolidated Statements of Earnings.

During 2009, CBCV entered into a nonqualified deferred compensation plan for three key employees, which provides for an annual fixed benefit in the aggregate of $20,000 for a five-year period. The plan provided for additional grants of benefits at the discretion of CBCV’s Board of Directors. During the calendar year ending December 31, 2018, one employee was paid out their benefit obligation. The plan transferred over to the Company at the legal acquisition date of September 16, 2022. At September 30, 2025 and 2024, CBCV deferred compensation included in other liabilities was approximately $88,000 and $101,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company offers ESOP benefits to employees who meet certain eligibility requirements. In connection with the Bank’s second-step conversion offering, the ESOP purchased 57,845 shares of Company common stock with the proceeds of a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will be directed to repay the loan principally through the Bank’s contributions to the ESOP and, if applicable, dividends paid on common stock held by the ESOP over a 15-year loan term.

All shares of Company common stock held by the ESOP are held in a loan suspense account. Shares are released from the loan suspense account on a pro rata basis, as the Bank makes contributions to the employee stock ownership plan sufficient to repay principal and interest on the loan. As shares are released from the loan suspense account, they will be allocated among participants on the basis of each participant’s proportional share of the total compensation of all participants. Participants become fully vested in their ESOP benefits after five years of service. Participants also become fully vested in their account balances upon normal retirement, death or disability, a change in control, or the termination of the plan. Participants may generally receive distributions from the plan upon separation from service. Any unvested shares forfeited upon a participant’s termination of employment will be reallocated among the remaining participants, in accordance with the terms of the plan. The Company recognized $86,000 and $72,000 of ESOP related expenses during the years ended September 30, 2025 and 2024, respectively.

Stock Based Compensation

On February 10, 2025, the Company’s shareholders approved the Gouverneur Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). The plan provides for the issuance of up to 101,230 shares (28,923 restricted stock awards and 72,307 stock options) of Gouverneur Bancorp, Inc. common stock. The Plan is intended to provide the Company with flexibility to grant equity-based rewards in order to attract, retain, reward and incentivize employees and directors in order to promote growth, improve performance and further align their interest with those of stockholders of the Company through the ownership of an equity interest in the Company.

Under the Plan, as of September 30, 2025, the Company has granted 8,677 shares of restricted stock with a weighted average grant date fair value of $12.20 per share and 18,984 stock options with a weighted average exercise price of $12.20 per share. Restricted stock shares and stock options granted under the Plan vest in equal installments over a five-year period. The Company recognized $24,000 in compensation expenses related to the Plan during fiscal 2025.

Supplemental Retirement Plans

The Company has supplemental retirement and life insurance plans for the benefit of certain officers and directors. At September 30, 2025 and 2024, other liabilities include accruals of approximately $1,662,000 and $1,672,000, respectively, under these plans. Expenses for the plans were approximately $202,000 and $242,000 for 2025 and 2024, respectively, and are included in non-interest expense in the Consolidated Statements of Earnings.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At September 30, 2025 and 2024, the cash value of the policies was approximately $7,307,000 and $7,137,000, respectively. Appreciation in value of the insurance policies is classified as noninterest income.

The table below is a summary of the Plan as of September 30.

	2025	2024

	(In Thousands)
Change in Benefit Obligation
Benefit Obligation, Beginning of Year	$1,672	$1,774
Service Cost	84	155
Interest Cost	48	52
(Gain) Loss	140	(46)
Prior Service Cost	—	—
Benefits Paid	(282)	(263)

Benefit Obligation, End of Year	$1,662	$1,672

Unfunded Status	$(1,662)	$(1,672)

Accumulated Benefit Obligation	$1,576	$1,587

Net Periodic Pension Cost
Service Cost	$84	$155
Interest Cost	48	52
(Gain) Loss Recognized	46	(60)
Prior Service Cost Recognized	24	95

Total	$202	$242

	2025	2024

	(In Thousands)
Amounts Recognized (Removed) from Other Comprehensive Income
(Gain) Loss	$94	$14
Prior Service Cost	(24)	(95)
	$70	$(81)

Cumulative Amounts in Other Comprehensive Income at End of Period
Loss	$298	$203
Prior Service Cost	17	41
	$315	$244

Estimated Amounts that will be Recognized Over the Next Accounting Period
(Gain) Loss	$46	$(60)
Prior Service Cost	24	95
	$70	$35

Benefits Expected to be Paid
First Year	$249	$229
Second Year	141	138
Third Year	141	121
Fourth Year	141	121
Fifth Year	143	141
Sixth - Tenth Year	728	716

Total	$1,543	$1,466

Assumptions used in the accounting were as follows:

	2025	2024
Discount Rate	3.00%	3.00%
Salary Inflation Rate	1.5%	1.50-4.00%

NOTE 13: ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at September 30, 2025 and 2024 consists of the following:

	2025	2024

	(In Thousands)
Investments	$214	$247
Loans	415	355

	$629	$602

NOTE 14: INCOME TAXES

The Company files a consolidated tax return with its subsidiary corporation. The consolidated provision for income taxes for the years ended September 30, 2025 and 2024 is summarized as follows:

	2025	2024

	(In Thousands)
Current Expense
Federal	$45	$11
State	—	—
	45	11

Deferred Expense (Benefit)
Federal	15	(74)
	15	(74)

Total Provision for Income Tax Expense (Benefit)	$60	$(63)

At September 30, 2025 and 2024, the Company had prepaid income taxes of approximately $181,000 and $193,000, respectively, included in other assets in the consolidated statements of financial condition.

The provision for federal income taxes, which differs from that computed by applying federal statutory rates of 21.0% to income before federal income tax expense, is summarized as follows for the years ended September 30:

	2025		2024
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

	(In Thousands)

Federal Tax at Statutory Rates	$167	21.0%	$100	21.0%
Earnings on Investment in Life Insurance	(35)	(4.4)%	(32)	(6.7)%
Tax-Exempt Interest Income	(130)	(16.3)%	(123)	(25.8)%
Other	58	7.3%	(8)	(1.7)%

Total Federal Tax Expense (Benefit)	$60	7.6%	$(63)	(13.2)%

The net deferred tax assets are included as a component of accrued interest receivable and other assets on the accompanying consolidated statements of financial condition and includes the following amounts of deferred tax assets and liabilities:

	2025	2024

	(In Thousands)
Deferred Tax Assets:
Net Operating Loss Carryforward	$740	$928
Allowance for Credit Losses	231	223
Retirement Benefits	349	352
Deferred Compensation	178	165
Restricted Stock	3	—
Net Unrealized Loss on Securities	927	686
Fair Value Marks on Acquired Loans	150	175
Other	30	24
Gross Deferred Tax Assets	2,608	2,553

Deferred Tax Liabilities:
Interest Rate Swap Derivative Liability	—	2
Premises and Equipment	53	64
Net Deferred Loan Costs	108	103
Core Deposit Intangible	272	349
Gross Deferred Tax Liabilities	433	518

Net Deferred Tax Assets	$2,175	$2,035

At September 30, 2025, the Company had $3.5 million of federal net operating losses, which can be carried forward indefinitely. Utilization of $1.0 million of these net operating losses is subject to an annual limitation under tax rules applicable to ownership changes.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that at least some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The judgement about the level of future taxable income is inherently subjective and is reviewed on a continual basis and as regulatory and business factors change. At September 30, 2025 and 2024, management determined that a valuation allowance was not deemed necessary.

At September 30, 2025 and 2024, the Company had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.3 million for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount, as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

As of September 30, 2025 and 2024, the Company did not have any uncertain tax positions. The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. As of September 30, 2025, tax years ended September 30, 2022 through September 30, 2024, remain open and are subject to Federal and New York State taxing authority examination.

NOTE 15: TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of the Company, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization prevailing at the time, and did not represent more than normal risks. At September 30, 2025 and 2024, such loans amounted to approximately $345,000 and $360,000, respectively.

During fiscal years 2025 and 2024, new originated loans to such related parties and loans associated with newly appointed directors and officers totaled $25,000 and $58,000, respectively, and repayments aggregated approximately $40,000 and $24,000, respectively.

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

A summary of financial instrument commitments at September 30, 2025 and 2024 is shown below.

	September 30,	September 30,
	2025	2024

	(In Thousands)
Commitments to Grant Loans	$3,107	$2,386
Unfunded Commitments Under Lines of Credit	$4,168	$4,566

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had four standby letters of credit totaling $178,000 and $176,000 as of September 30, 2025 and 2024, respectively.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $23,000 and $25,000 at September 30, 2025 and 2024, respectively, is separately classified on the accompanying consolidated statements of financial condition within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments as of and for the years ended September 30, 2025 and 2024:

	For the Years Ended
(In Thousands)	September 30, 2025	September 30, 2024
Allowance for Credit Losses:
Beginning Balance	$25	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	29
Provision for credit loss - unfunded commitments	(2)	(4)
Ending Balance	$23	$25

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

The capital conservation buffer at September 30, 2025 and September 30, 2024 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of September 30, 2025 and 2024, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of September 30, 2025 and 2024, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$28,255	25.2	≥	$8,976	≥	8.0	≥	$11,221	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,133	24.2	≥	6,732	≥	6.0	≥	8,976	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,133	24.2	≥	5,049	≥	4.5	≥	7,293	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,133	13.9	≥	7,798	≥	4.0	≥	9,747	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	28,255	17.2	≥	7,854	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$26,800	24.3	≥	$8,837	≥	8.0	≥	$11,046	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	25,713	23.3	≥	6,628	≥	6.0	≥	8,837	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	25,713	23.3	≥	4,971	≥	4.5	≥	7,180	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	25,713	13.3	≥	7,748	≥	4.0	≥	9,685	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	26,800	16.3	≥	7,732	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$14,571	93.9	≥	$1,242	≥	8.0	≥	$1,552	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,571	93.9	≥	931	≥	6.0	≥	1,242	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,571	93.9	≥	699	≥	4.5	≥	1,009	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,571	40.0	≥	1,458	≥	4.0	≥	1,822	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,571	85.9	≥	1,087	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2024
Total Capital (to Risk-Weighted Assets)	$13,842	97.5	≥	$1,136	≥	8.0	≥	$1,420	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	13,842	97.5	≥	852	≥	6.0	≥	1,136	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	13,842	97.5	≥	639	≥	4.5	≥	923	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	13,842	40.2	≥	1,376	≥	4.0	≥	1,721	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	13,842	89.5	≥	994	≥	7.0	≥	N/A	≥	N/A

NOTE 18: RETAINED EARNINGS

The Company declared and paid semi-annual cash dividends of $0.08 per share in November 2024 and May 2025, totaling $174,000 in fiscal year 2025. There were no dividends declared during fiscal year 2024.

NOTE 19: INTEREST RATE DERIVATIVES

Derivative instruments are entered into primarily as a risk management tool of the Company. The Company previously entered into several interest rate swap agreements whereby it paid a fixed rate and received a variable rate on a notional amount. The Company enters into these arrangements to hedge the cost of certain borrowings and to increase the interest rate sensitivity of certain assets. Financial derivatives are recorded at fair value as other assets or liabilities on the accompanying consolidated statements of financial condition. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as a part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized in current year earnings. Amounts recognized in earnings as noninterest loss for the years ended September 30, 2025 and 2024 were $9,000 and $240,000, respectively. The loss is the result of the swaps market value fluctuations with long-term bond rates and projected short-term rates. See Note 20 for further discussion on the fair value of the interest rate derivative.

On December 29, 2023, the Company unwound two off-balance sheet swaps, with $2.5 million in notional value, for a realized gain of approximately $75,000.

On November 4, 2024, the Company’s last remaining off-balance sheet swap, $3.0 million in notional value, matured.

Information about interest rate swap agreements at September 30, 2025 and 2024 is as shown on the following table:

		Weighted		Estimated
		Average Rate	Weighted	Fair Value
	Notional	Contract	Average Rate	(Liability)
	Amount	Pay Rate	Received Rate	Asset
	(In Thousands)			(In Thousands)
September 30, 2025
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$—	—%	—%	$—

September 30, 2024
Interest Rate Swaps on FHLB Borrowings and Bank Deposits	$3,000	1.56%	5.22%	$9

The following table is a summary of the fair value of outstanding derivatives and their presentation in the consolidated statements of financial condition as of September 30, 2025 and 2024:

	As of September 30,	As of September 30,
	2025	2024
	(In Thousands)
Fair Value Hedge – Interest Rate Swap
Accrued Interest Receivable and Other Assets	$—	$9

The notional amount of interest rate swap agreements entered into, that were outstanding at September 30, 2025 and September 30, 2024, mature as follows for the years ended September 30:

	September 30,	September 30,
	2025	2024

	(In Thousands)
2025	$—	$3,000
	$—	$3,000

NOTE 20: FAIR VALUE MEASUREMENTS

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC 820, Fair Value Measurements and Disclosures the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following table present the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of September 30, 2025 and 2024 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
September 30, 2025

U.S. Government Treasuries	$2,416	$—	$2,416	$—
U.S. Government Agencies	6,734	—	6,734	—
Mortgaged-Backed Securities	11,119	—	11,119	—
Municipal Securities	19,113	—	19,113	—
SBA Securities	1,549	—	1,549	—
Available-for-Sale Securities	$40,931	$—	$40,931	$—

Interest Rate Swap Derivative	$—	$—	$—	$—

September 30, 2024

U.S. Government Treasuries	$2,349	$—	$2,349	$—
U.S. Government Agencies	8,535	—	8,535	—
Mortgaged-Backed Securities	11,171	—	11,171	—
Municipal Securities	21,285	—	21,285	—
SBA Securities	2,008	—	2,008	—
Available-for-Sale Securities	$45,348	$—	$45,348	$—

Interest Rate Swap Derivative	$9	$—	$9	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2025 and 2024 are shown on the following table:

Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

(In Thousands)
September 30, 2025
Individually Evaluated Loans	$45	$—	$—	$45

Foreclosed Real Estate, Net	$105	$—	$—	$105

September 30, 2024
Individually Evaluated Loans	$—	$—	$—	$—

Foreclosed Real Estate, Net	$—	$—	$—	$—

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at September 30, 2025 and 2024.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Individually Evaluated Loans	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow
Foreclosed Real Estate, Net	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)

ASC 820 requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at September 30, 2025 and 2024 are as follows:

	Fair Value	September 30, 2025		September 30, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(In Thousands)
Financial Assets
Cash and due from banks	1	$3,949	$3,949	$4,302	$4,302
Interest bearing deposits with banks	1	710	710	2,068	2,068
Available for sale debt securities	2	40,931	40,931	45,348	45,348
Portfolio loans, net of deferred fees and allowance for credit losses	3	131,504	118,282	124,257	108,188
Investments in restricted stock	2	1,109	1,109	823	823
Accrued interest receivable	1	629	629	602	602
Interest rate swap derivative	2	—	—	9	9

Financial Liabilities
Deposits	2	$154,780	$128,830	$159,902	$128,120
Accrued interest payable	1	4	4	2	2

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

Portfolio loans — The fair value loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in Level 3 of the fair value hierarchy. Purchased loans (credit deteriorated and non-credit deteriorated) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

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

ASC 842, Leases, requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of September 30, 2025 are as follows for the respective future fiscal years ending September 30 (In Thousands):

2026	$32
2027	5
$37

Operating lease expense for the branch office and lending office amounted to $24,000 and $15,000 for the years ended September 30, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $6,000 and $7,000 for the years ended September 30, 2025 and 2024, respectively. The following table presents information about the Company’s leases as September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

	(In Thousands)

Operating lease right of use assets	$37	$44
Operating lease liabilities	37	44
Weighted average remaining lease term, in years:	1.15 years	1.98 years

The following table presents information about the Company’s lease activity for the years ended September 2025 and 2024, respectively:

	For the Year Ended
	September 30, 2025	September 30, 2024

	(In Thousands)
Lease expense:
Operating lease expense:	$30	$22
Total lease expense:	$30	$22
Cash paid for amounts included in measurement of lease liabilities:	$30	$22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Dated: December 19, 2025	By:	/s/ Stephen M. Jefferies
Stephen M. Jefferies
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen M. Jefferies	President and Chief Executive Officer and Director	December 19, 2025
Stephen M. Jefferies	(principal executive officer)

/s/ James D. Campanaro	Vice President and Chief Financial Officer	December 19, 2025
James D. Campanaro	(principal financial and accounting officer)

/s/ Clara P. Cummings	Chairman of the Board of Directors	December 19, 2025
Clara P. Cummings

/s/ Henry J. Leader	Director	December 19, 2025
Henry J. Leader

/s/ John N. Mason	Director	December 19, 2025
John N. Mason

/s/ David C. McClure	Director	December 19, 2025
David C. McClure

/s/ Timothy J. Monroe	Director	December 19, 2025
Timothy J. Monroe

/s/ Duane M. Pelkey	Director	December 19, 2025
Duane M. Pelkey

/s/ Amy M. Rapholz	Director	December 19, 2025
Amy M. Rapholz

/s/ Chad B. Soper	Director	December 19, 2025
Chad B. Soper