Form 10-Q
period 2025-12-31
Gouverneur Bancorp, Inc./MD/
filed 2026-02-12
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the issuer’s common stock, as of February 10, 2026:  1,062,979 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,	September 30,
	2025	2025
	(unaudited)
Assets:
Cash and due from banks	$3,481	$3,949
Interest-bearing deposits in bank	1,228	710
Total cash and cash equivalents	4,709	4,659

Securities available-for-sale, at fair value	42,797	40,931

Loans receivable, net of allowance for credit losses: December 31, 2025: $1,112 and September 30, 2025:
$1,100 and net of discount at December 31, 2025: $689 and September 30, 2025: $714 and
deferred loan fees of $495 at December 31, 2025 and $483 at September 30, 2025	133,133	131,504

Investments in restricted stock, at cost	1,022	1,109
Bank owned life insurance	6,892	7,307
Premises and equipment, net	2,869	2,904
Foreclosed real estate, net	158	105
Core deposit intangible, net	1,213	1,294
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,846	4,478
Total assets	$201,876	$198,528

Liabilities:
Deposits:
Non-interest-bearing demand	$17,660	$18,167
NOW and money market	51,965	46,870
Savings and club	51,925	53,712
Time certificates	36,968	36,031
Total deposits	158,518	154,780

Advances from the Federal Home Loan Bank	5,000	7,000
Advanced payments from borrowers for taxes and insurance	1,493	501
Accrued interest payable and other liabilities	4,240	4,139
Total liabilities	169,251	166,420

Shareholders' Equity:
Preferred stock, $.01 par value: December 31, 2025 and September 30, 2025: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: December 31, 2025 and September 30, 2025: 75,000,000 shares authorized;
December 31, 2025: 1,107,134 issued and 1,064,130 outstanding and
September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,342	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares December 31, 2025: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,165	28,972
Accumulated other comprehensive loss	(1,875)	(2,187)
Authorized but unissued stock, at cost, (shares December 31, 2025: 43,004: September 30, 2025: 56,189)	(555)	(701)
Total shareholders' equity	32,625	32,108
Total liabilities and shareholders' equity	$201,876	$198,528

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Interest income:
Loans, net	$1,825	$1,692
Securities-taxable	262	305
Securities-non-taxable	132	128
Other short-term investments	21	41
Total interest income	2,240	2,166

Interest expense:
Deposits	348	411
Net swap income on deposit hedge	—	(10)
Borrowings – short term and long term	63	—
Total interest expense	411	401

Net interest income	1,829	1,765
Provision (benefit) for credit losses:
Loans	14	15
Unfunded commitments	(1)	—
Net interest income after provision for credit losses	1,816	1,750

Non-interest income:
Service charges	93	83
ATM card fees	65	65
Gain on life insurance death benefit	103	—
Earnings on investment in life insurance	48	41
Earnings (losses) on deferred fees plan	23	(6)
Unrealized loss on swap agreements	—	(9)
Earnings on secondary market programs	12	15
Other non-interest income	1	55
Total non-interest income, net	345	244

Non-interest expenses:
Salaries and employee benefits	899	873
Directors fees	94	96
Earnings (losses) on deferred fees plan	23	(6)
Building, occupancy and equipment	242	224
Data processing	105	107
Postage and supplies	22	22
Professional fees	150	156
Intangibles amortization	81	93
Foreclosed assets, net	(18)	1
Other non-interest expense	256	269
Total non-interest expenses, net	1,854	1,835

Income before income tax expense (benefit)	307	159
Income tax expense (benefit)	20	(1)
Net income	$287	$160

Earnings per common share – basic	$0.28	$0.15
Earnings per common share – diluted	$0.28	$0.15

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net Income	$287	$160
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	375	(1,424)
Deferred tax expense (benefit)	79	(299)
Unrealized holding gain (loss), net of deferred taxes	296	(1,125)

Post-retirement benefit (expense)	20	(8)
Deferred tax expense (benefit)	4	(2)
Post-retirement benefit (expense), net of deferred taxes	16	(6)

Total other comprehensive income (loss)	312	(1,131)
Total comprehensive income (loss)	$599	$(971)

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended December 31, 2025 and 2024

(In thousands, except share and per share data) (Unaudited)

			Unearned			Accumulated
		Additional	Common		Authorized	Other	Total
	Common	Paid-in	Stock	Retained	but Unissued	Comprehensive	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Stock	Income (Loss)	Equity
Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$—	$(1,606)	$32,765
Comprehensive loss:
Net income	—	—	—	160	—	—	160
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	—	(6)	(6)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	(1,125)	(1,125)
Total comprehensive loss							(971)
Repurchase of Authorized Stock (344 shares)	—	—	—	—	(4)	—	(4)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.08 per share	—	—	—	(89)	—	—	(89)
Balance at December 31, 2024 (unaudited)	$11	$6,490	$(501)	$28,484	$(4)	$(2,737)	$31,743

Balance at September 30, 2025	$11	$6,514	$(501)	$28,972	$(701)	$(2,187)	$32,108
Comprehensive income:
Net income	—	—	—	287	—	—	287
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	—	16	16
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	—	296	296
Total comprehensive income							599
Restricted stock expense	—	11	—	—	—	—	11
Stock option expense	—	8	—	—	—	—	8
Issuance of restricted stock from authorized but unissued stock (16,677 shares)	—	(206)	—	—	206	—	—
Repurchase of Authorized Stock (3,492 shares)	—	—	—	—	(60)	—	(60)
ESOP shares committed to be released (3,856 shares)	—	15	38	—	—	—	53
Cash dividends declared, $0.09 per share	—	—	—	(94)	—	—	(94)
Balance at December 31, 2025 (unaudited)	$11	$6,342	$(463)	$29,165	$(555)	$(1,875)	$32,625

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net Income	$287	$160
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	13	15
Net amortization of deferred fees on loans	22	19
Net amortization of securities premiums and discounts	(110)	(139)
Depreciation	49	56
Net amortization of core deposits intangible	81	93
ESOP shares committed to be released	53	42
Proceeds from life insurance death benefit	566	—
Gain on life insurance death benefit	(103)	—
Earnings on investment in bank owned life insurance	(48)	(41)
Stock based compensation expense	19	—
(Increase) Decrease in accrued interest receivable and other assets	(453)	239
Increase (Decrease) in accrued interest payable and other liabilities	83	(104)
Net cash provided by operating activities	459	340
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities and principal reductions of securities (AFS)	3,609	958
Purchases of securities (AFS)	(4,990)	(429)
Redemptions of FHLB stock	87	2
Net increase in loans receivable	(1,677)	(704)
Additions to premises and equipment	(14)	(65)
Net cash used in investing activities	(2,985)	(238)
Cash flows from financing activities:
Net increase (decrease) in deposits	3,738	(230)
Net change in short-term borrowings	(2,000)	—
Advance payments by borrowers for property taxes and insurance, net	992	864
Repurchase of authorized stock	(60)	(4)
Cash dividends paid to common stock shareholders	(94)	(89)
Net cash provided by financing activities	2,576	541
Net increase in cash and cash equivalents	50	643
Cash and cash equivalents – Beginning of Period	4,659	6,370
Cash and cash equivalents – End of Period	$4,709	$7,013
Supplemental disclosures:
Cash paid during the period for interest	$410	$382
Loans receivable transferred to foreclosed assets during the year	12	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of December 31, 2025 (unaudited) and September 30, 2025 and for the three-month periods ended December 31, 2025 and 2024 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

All adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month periods ended December 31, 2025 and 2024.  The results of operations for the three-month period ended December 31, 2025 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2025 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025, including the notes thereto.  Certain amounts for the three-month period ended December 31, 2024 were reclassified to conform to the presentation for the three-month period ended December 31, 2025.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At December 31, 2025, GS&L Municipal Bank held $22.9 million of the Bank’s $42.8 million investment securities portfolio and $23.7 million of the Bank’s deposits.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended September 30, 2025 and are contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. There have been no significant changes to the application of significant accounting policies since September 30, 2025.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense on the accompanying consolidated statements of earnings. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and September 30, 2025 there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $216,000 and $214,000 at December 31, 2025 and September 30, 2025, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $442,000 and $415,000 at December 31, 2025 and September 30, 2025, respectively, and is included as a component of accrued interest receivable and other assets on the consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the past due loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance (generally six consecutive months), and future payments are reasonably assured.

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

Management measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Management has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow and remaining life methodology. The segments using a discounted cash flow methodology are as follows:

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

Individually evaluated loans are evaluated and valued at the time the loan is identified as not having risk characteristics common with other loans within its pool. In these instances, credit loss is measured on a case by case basis. The fair value of the loan is determined using either present value of the expected future cash flows discounted at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the collateral less the selling, administrative costs, and other expenses necessary to liquidate the collateral. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the pooled loan analysis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the related collateral at the reporting dated unadjusted for selling costs as appropriate.

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

The Company records an allowance for credit losses for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit loss on unfunded commitments in the Company’s statements of earnings. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date in accordance with ASC 326, Financial Instruments – Credit Losses, using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses on unfunded commitments is included as a component of accrued interest payable and other liabilities on the Company’s consolidated statements of financial condition.

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

Service charges on deposits, ATM, and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied at a point in time when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized as revenue at a point in time when the transaction is processed, and periodic service charges are recognized as revenue over a period of time equivalent to the service period and as performance obligations are met.

Gains and losses on sales of foreclosed assets – The Company records a gain or loss from the sale of foreclosed assets at a point in time when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three-month periods ended December 31, 2025 (unaudited) and 2024 (In thousands, except per share data).

	Three Months Ended
	December 31,
Basic earnings per share:	2025	2024
Net income	$287	$160
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,032	1,054
Basic earnings per common share	$0.28	$0.15
Diluted earnings per common share	$0.28	$0.15

There were no dilutive or antidilutive shares at December 31, 2025 or 2024.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), presented in the consolidated statements of shareholders’ equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at December 31, 2025 (unaudited) and September 30, 2025:

	December 31,	September 30,
	2025	2025

	(In Thousands)

Unrealized Loss on Available-for-Sale Securities, net	$(2,079)	$(2,454)
Deferred Tax Effect	436	515
Net Unrealized Loss on Available-for-Sale Securities	(1,643)	(1,939)

Unrealized Loss for Other Postretirement Obligations	$(294)	$(314)
Deferred Tax Effect	62	66
Net Unrealized Loss for Other Postretirement Obligations	(232)	(248)

Total Accumulated Other Comprehensive Loss	$(1,875)	$(2,187)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at December 31, 2025 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(unaudited) (In Thousands)
AVAILABLE FOR SALE
U.S. Government Treasuries	$3,927	$4	$—	$3,931
U.S. Government Agencies	5,752	32	—	5,784
Mortgaged-Backed Securities	12,595	49	(329)	12,315
Municipal Securities	21,111	104	(1,945)	19,270
SBA Securities	1,491	8	(2)	1,497
	$44,876	$197	$(2,276)	$42,797

The amortized cost of debt securities and their approximate fair value at September 30, 2025 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,415	$1	$—	$2,416
U.S. Government Agencies	6,712	23	(1)	6,734
Mortgaged-Backed Securities	11,433	41	(355)	11,119
Municipal Securities	21,282	74	(2,243)	19,113
SBA Securities	1,543	8	(2)	1,549
	$43,385	$147	$(2,601)	$40,931

The amortized cost and fair value of debt securities, by contractual maturity, at December 31, 2025 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$5,880	$5,889
Due After One Year Through Five Years	4,917	4,944
Due After Five Years Through Ten Years	6,645	6,515
Due After Ten Years	13,348	11,637
	30,790	28,985
Mortgage-Backed & SBA Securities with no set maturity	14,086	13,812
	$44,876	$42,797

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

There were no realized gains and losses from the sale of available-for-sale investments for the three-month periods ended December 31, 2025 and 2024.

Information pertaining to securities with gross unrealized losses at December 31, 2025 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
December 31, 2025
Securities Available-for-Sale:
US Government Treasuries & Agencies	$—	$1,496	$—	$—	$—	$1,496
Mortgage-backed & SBA Securities	16	2,254	315	5,189	331	7,443
Municipal Securities	2	503	1,943	10,926	1,945	11,429
	$18	$4,253	$2,258	$16,115	$2,276	$20,368

Information pertaining to securities with gross unrealized losses at September 30, 2025 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 11 and 26 securities in an unrealized loss position of less than twelve months at December 31, 2025 and September 30, 2025, respectively, and 74 and 66 securities in an unrealized loss position of 12 months or more at December 31, 2025 and September 30, 2025, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities and therefore no allowance for credit loss has been recorded as of December 31, 2025 or September 30, 2025.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at December 31, 2025 (unaudited) and September 30, 2025 are as shown in the table below:

	As of December 31,	As of September 30,
	2025	2025

	Total Loans
	(unaudited)
	(In Thousands)
Real Estate Mortgages:
Residential	$111,341	$109,700
Commercial	11,337	10,807
Construction - Commercial	140	140
Construction - Residential	3,100	3,292
Home Equity	2,294	2,142
Other Loans:
Commercial Non-Mortgage	2,310	2,408
Automobile	1,579	1,849
Passbook	353	368
Consumer	1,985	2,129
Total Loans	134,439	132,835
Net Deferred Loan Fees	495	483
Net Discounts on Purchased Loans	(689)	(714)
Allowance for Credit Losses	(1,112)	(1,100)
Loans Receivable, Net	$133,133	$131,504

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the 2022 Citizens Bank of Cape Vincent acquisition were as shown in the table below at December 31, 2025 (unaudited) and September 30, 2025:

	December 31, 2025	September 30, 2025
	(unaudited)
	(In Thousands)
Purchased Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Purchased Non-Credit Impaired Loans
Outstanding Principal Balance	$25,651	$26,372
Carrying Amount	$24,962	$25,658
Total Purchased Loans
Outstanding Principal Balance	$25,651	$26,372
Carrying Amount	$24,962	$25,658

The Company did not hold any loans with deteriorated credit quality as of December 31, 2025 or September 30, 2025. The Company did acquire a commercial secured performing loan which was subsequently classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified loan terms for over four years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. Interest income on a restructured loan is accrued once the borrower demonstrates the ability to pay under the restructured terms for sustained period of repayment performance, which is generally six consecutive months. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a negative fair value adjustment as a result of purchase price accounting of $36,000 at December 31, 2025.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances on the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments on behalf of FHLB for a servicing fee. At December 31, 2025 and September 30, 2025, the total outstanding principal balance on these serviced loans was $11.1 million and $11.2 million, respectively.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three-months ended December 31, 2025 and 2024 (unaudited), and the year ended September 30, 2025.

Allowance for credit losses and recorded investment in loans as of and for the three months ended December 31, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$859	$148	$38	$1	$54	$1,100
Charge-offs	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	1	1
Transfer	(9)	12	—	(1)	(2)	—
Provisions	14	—	—	—	—	14
Ending Balance	$864	$160	$38	$—	$50	$1,112
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$853	$160	$38	$—	$50	$1,101
Loans Receivable:
Ending Balance	$116,735	$11,477	$2,299	$11	$3,917	$134,439
Ending Balance: Individually
Evaluated	$212	$746	$—	$—	$—	$958
Ending Balance: Collectively
Evaluated	$116,523	$10,731	$2,299	$11	$3,917	$133,481

Allowance for credit losses and recorded investment in loans as of and for the three months ended December 31, 2024 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	1	1
Transfer	(9)	(4)	(3)	—	16	—
Provisions	15	—	—	—	—	15
Ending Balance	$805	$152	$37	$—	$65	$1,059
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$805	$152	$37	$—	$65	$1,059

Allowance for credit losses and recorded investment in loans as of September 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$859	$148	$38	$1	$54	$1,100
Loans Receivable:
Ending Balance	$115,134	$10,947	$2,372	$36	$4,346	$132,835
Ending Balance: Individually
Evaluated	$45	$753	$—	$—	$92	$890
Ending Balance: Collectively
Evaluated	$115,089	$10,194	$2,372	$36	$4,254	$131,945

The following table presents performing and nonperforming real estate loans based on payment activity as of December 31, 2025 and September 30, 2025. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent exceeds 89 days or the loan terms are modified with a borrower experiencing financial difficulty. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally twelve consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31,	As of September 30,
	2025	2025
	(unaudited)
	(In Thousands)
Performing	$127,237	$125,402
Nonperforming	975	679
Total real estate loans	$128,212	$126,081

Credit quality indicators as of December 31, 2025 and September 30, 2025 are as follows:

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of December 31, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$114,229	$164	$—	$48	$114,441
Home Equity	2,294	—	—	—	2,294
Commercial	10,731	—	746	—	11,477
Total Mortgage Loans on Real Estate	127,254	164	746	48	128,212
Commercial	2,310	—	—	—	2,310
Consumer	3,917	—	—	—	3,917
Total Loans	$133,481	$164	$746	$48	$134,439

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$112,947	$—	$—	$45	$112,992
Home Equity	2,142	—	—	—	2,142
Commercial	10,194	—	753	—	10,947
Total Mortgage Loans on Real Estate	125,283	—	753	45	126,081
Commercial	2,408	—	—	—	2,408
Consumer	4,254	92	—	—	4,346
Total Loans	$131,945	$92	$753	$45	$132,835

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of December 31, 2025 and September 30, 2025. Any loans that are greater than 89 days past due as to interest and principal and still accruing interest are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of December 31, 2025 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$408	$323	$541	$1,272	$115,463	$116,735	$—
Commercial Mortgage	24	—	68	92	11,385	11,477	—
Commercial	16	—	—	16	2,294	2,310	—
Consumer	9	—	—	9	3,908	3,917	—
Total Loans	$457	$323	$609	$1,389	$133,050	$134,439	$—

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of September 30, 2025, are as follows:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from loan modifications of receivables made to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a loan modification.

Because the effect of most loan modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.

There were no modified loans made to borrowers experiencing financial difficulty during the three months ended December 31, 2025 or 2024.

Collateral Dependent Loans

Collateral dependent loans are individually evaluated loans upon which repayment is dependent on the operation or sale of the underlying collateral. For collateral dependent loans, the amortized cost of the loan is adjusted to fair value of the collateral, which is reassessed on a periodic basis. The Company uses the fair value of underlying collateral, less the selling, administrative costs, and other expenses necessary to liquidate the collateral in order to estimate the allowance for credit losses for individually evaluated collateral dependent loans.

As of December 31, 2025, the Company had one collateral dependent loan within the residential real estate loan segment with an outstanding balance of $48,000. The fair value of the collateral securing the loan is $40,000. Based on the Company’s policy of adjusting the amortized cost to fair value, a specific allowance for credit losses of $11,200 was recorded as a component of individually evaluated loans. As of September 30, 2025, the Company had the same collateral dependent loan outstanding with an outstanding balance of $45,000.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total

Real Estate - Residential
Pass	$3,784	$17,135	$8,895	$9,343	$13,848	$61,224	$2,294	$116,523
Special Mention	—	164	—	—	—	—	—	164
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	48	—	48
Total Real Estate - Residential	$3,784	$17,299	$8,895	$9,343	$13,848	$61,272	$2,294	$116,735

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$609	$1,543	$730	$1,726	$575	$5,548	$—	$10,731
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	509	—	237	—	746
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$609	$1,543	$730	$2,235	$575	$5,785	$—	$11,477

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$28	$642	$477	$344	$32	$776	$—	$2,299
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$28	$642	$477	$344	$32	$776	$—	$2,299

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$11	$—	$11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$11	$—	$11

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$199	$776	$913	$1,026	$378	$625	$—	$3,917
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$199	$776	$913	$1,026	$378	$625	$—	$3,917

Current period gross write-offs	$3	$—	$—	$—	$—	$—	$—	$3

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2025 (unaudited) and September 30, 2025:

	December 31, 2025			September 30, 2025
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$883	$883	$—	$679	$679
Real Estate - Commercial	—	92	92	—	—	—
Commercial - Secured	—	16	16	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total Loans	$—	$991	$991	$—	$695	$695

The Company recognized no interest income on nonaccrual loans during the three months ended December 31, 2025 or 2024.

The following table represents the accrued interest receivable written off by reversing interest income during the three months ended December 31, 2025 and 2024:

	For the Nine Months Ended
	June 30, 2025	June 30, 2024

	(In Thousands)
Real Estate - Residential	$15	$20
Real Estate - Commercial	1	—
Commercial - Secured	—	—
Commercial - Unsecured	—	—
Consumer	—	1
Total Loans	$16	$21

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the fiscal 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350, Intangibles- Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of December 31, 2025 (unaudited) and September 30, 2025, intangible assets, net, consisted of $1.2 million and $1.3 million, respectively, of core deposit intangibles, which are amortized over an estimated original useful life of ten years.

The Company performs its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at December 31, 2025 (unaudited) and September 30, 2024 are summarized as follows:

	As of December 31,			As of September 30,
	2025			2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	2,542	(1,329)	1,213	2,542	(1,248)	1,294
	$6,779	$(1,329)	$5,450	$6,779	$(1,248)	$5,531

No impairments of goodwill were recognized for the three months ended December 31, 2025 or 2024. Amortization expense for other intangible assets was $81,000 and $93,000 for the three months ended December 31, 2025 and 2024, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of December 31, 2025, is summarized below:

Fiscal Year Ending
September 30,
(In Thousands)
2026	$242
2027	277
2028	231
2029	185
2030	139
Thereafter	139
$1,213

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

A summary of financial instrument commitments at December 31, 2025 (unaudited) and September 30, 2025 is shown below.

	December 31,	September 30,
	2025	2025
	(unaudited)
	(In Thousands)
Commitments to Grant Loans	$1,896	$3,107
Unfunded Commitments Under Lines of Credit	$4,341	$4,168

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $178,000 with no amounts outstanding as of December 31, 2025 and September 30, 2025.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses for off-balance sheet credit exposures is adjusted through the provision for credit loss expense on the accompanying consolidated statements of earnings. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $22,000 and $23,000 at December 31, 2025 and September 30, 2025, respectively, is separately classified on the consolidated statements of financial condition within accrued interest payable and other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended December 31, 2025 and 2024.

	For the Three Months Ended
	December 31, 2025	December 31, 2024

	(unaudited)
	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$23	$25
Provision for credit loss - unfunded commitments	(1)	—
Ending Balance	$22	$25

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

U.S. Basel III Capital Rules

In 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision’s December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.

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

The capital conservation buffer at December 31, 2025 and September 30, 2025 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of December 31, 2025 and September 30, 2025, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of December 31, 2025 and September 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$28,695	25.5	≥	$8,998	≥	8.0	≥	$11,248	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,561	24.5	≥	6,749	≥	6.0	≥	8,998	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,561	24.5	≥	5,061	≥	4.5	≥	7,311	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,561	13.9	≥	7,904	≥	4.0	≥	9,880	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	28,695	17.5	≥	7,873	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$28,255	25.2	≥	$8,976	≥	8.0	≥	$11,221	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,133	24.2	≥	6,732	≥	6.0	≥	8,976	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,133	24.2	≥	5,049	≥	4.5	≥	7,293	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,133	13.9	≥	7,798	≥	4.0	≥	9,747	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	28,255	17.2	≥	7,854	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of December 31, 2025 (unaudited)
Total Capital (to Risk-Weighted Assets)	$14,756	83.0	≥	$1,423	≥	8.0	≥	$1,779	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,756	83.0	≥	1,067	≥	6.0	≥	1,423	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,756	83.0	≥	800	≥	4.5	≥	1,156	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,756	39.3	≥	1,501	≥	4.0	≥	1,876	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,756	75.0	≥	1,245	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$14,571	93.9	≥	$1,242	≥	8.0	≥	$1,552	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,571	93.9	≥	931	≥	6.0	≥	1,242	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,571	93.9	≥	699	≥	4.5	≥	1,009	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,571	40.0	≥	1,458	≥	4.0	≥	1,822	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,571	85.9	≥	1,087	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

The Company declared and paid a semi-annual cash dividend of $0.09 per share totaling $94,000 in the first quarter of fiscal year 2026. The Company declared and paid semi-annual cash dividends of $0.08 per share in November 2024 and May 2025, totaling $174,000 in fiscal year 2025.

NOTE 11: FAIR VALUE MEASUREMENTS

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

For collateral dependend loans, market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for credit loss and adjusted accordingly, based on the same factors previously identified.

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

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of December 31, 2025 (unaudited) and September 30, 2025 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
December 31, 2025 (unaudited)

U.S. Government Treasuries	$3,931	$—	$3,931	$—
U.S. Government Agencies	5,784	—	5,784	—
Mortgaged-Backed Securities	12,315	—	12,315	—
Municipal Securities	19,270	—	19,270	—
SBA Securities	1,497	—	1,497	—
Available-for-Sale Securities	$42,797	$—	$42,797	$—

September 30, 2025

U.S. Government Treasuries	$2,416	$—	$2,416	$—
U.S. Government Agencies	6,734	—	6,734	—
Mortgaged-Backed Securities	11,119	—	11,119	—
Municipal Securities	19,113	—	19,113	—
SBA Securities	1,549	—	1,549	—
Available-for-Sale Securities	$40,931	$—	$40,931	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets measured on a nonrecurring basis at December 31, 2025 (unaudited) and September 30, 2025 are shown in the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
December 31, 2025 (unaudited)
Individually Evaluated Loans (collateral dependent)	$48	$—	$—	$48

Foreclosed Real Estate, Net	$158	$—	$—	$158

September 30, 2025
Individually Evaluated Loans (collateral dependent)	$45	$—	$—	$45

Foreclosed Real Estate, Net	$105	$—	$—	$105

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at December 31, 2025 (unaudited) and at September 30, 2025.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Individually Evaluated Loans (collateral dependent)	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow
Foreclosed Real Estate, Net	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)

ASC 820 requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at December 31, 2025 (unaudited) and at September 30, 2025 are as follows:

	Fair Value	December 31, 2025		September 30, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(unaudited)
		(In Thousands)
Financial Assets
Cash and due from banks	1	$3,481	$3,481	$3,949	$3,949
Interest bearing deposits with banks	1	1,228	1,228	710	710
Available for sale debt securities	2	42,797	42,797	40,931	40,931
Portfolio loans, net of deferred fees and allowance for credit losses	3	133,133	122,788	131,504	118,282
Investments in restricted stock	2	1,022	1,022	1,109	1,109
Accrued interest receivable	1	681	681	629	629

Financial Liabilities
Deposits	2	$158,518	$131,373	$154,780	$128,120
Accrued interest payable	1	6	6	4	4

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

NOTE 12: LEASES

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

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of December 31, 2025 are as follows for the respective future fiscal years ending September 30 (in thousands):

(unaudited)
2026	$24
2027	5
$29

Operating lease expense for the branch office and lending office amounted to $7,000 and $4,000 for the three months ended December 31, 2025 and 2024, respectively. Operating lease expense for the equipment was approximately $1,000 for both the three months ended December 31, 2025 and 2024.

The following tables presents information about the Company’s leases as of December 31, 2025 (unaudited) and September 30, 2025, respectively:

	December 31, 2025	September 30, 2025

	(In Thousands)

Operating lease right of use assets	$29	$37
Operating lease liabilities	29	37
Weighted average remaining lease term, in years:	0.91 years	1.15 years

The following table presents information about the Company’s lease activity for the three months ended December 31, 2025 and 2024, respectively:

	For the Three Months Ended
	December 31, 2025	December 31, 2024

	(unaudited)
	(In Thousands)
Lease expense:
Operating lease expense:	$8	$6
Total lease expense:	$8	$6
Cash paid for amounts included in measurement of lease liabilities:	$8	$6

NOTE 13: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY
As of December 31, 2025 (unaudited) and September 30, 2025

	December 31, 2025	September 30, 2025
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$1,095	$1,273
Interest bearing deposits with banks	—	—
Total Cash and Cash Equivalents	1,095	1,273

ESOP loan receivable	478	501

Accrued interest receivable and other assets	170	165
Investment in subsidiary	31,506	30,860

Total Assets	$33,249	$32,799

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$624	$691

Total Liabilities	624	691

Shareholders' Equity
Preferred stock, $.01 par value: December 31, 2025 and September 30, 2025:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: December 31, 2025 and September 30, 2025:
75,000,000 shares authorized; December 31, 2025: 1,107,134 issued and 1,064,130 outstanding
and September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,342	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares December 31, 2025: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,165	28,972
Authorized but unissued stock, at cost, (shares December 31, 2025: 43,004: September 30, 2025: 56,189)	(555)	(701)
Accumulated other comprehensive loss	(1,875)	(2,187)
Total Shareholders' Equity	32,625	32,108

Total Liabilities and Shareholders' Equity	$33,249	$32,799

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three Months Ended December 31, 2025 and 2024 (unaudited)

	Three Months Ended December 31,
	2025	2024

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$43	$44

Total Interest Income	43	44

Net Interest Income	43	44

Non-interest Income:
Earnings on deferred fees plan	7	7
Earnings from subsidiaries	333	192

Total Non-interest Income	340	199

Non-interest Expenses:
Directors' fees	22	22
Earnings on deferred fees plan	7	7
Professional fees	34	30
Other non-interest expenses	33	24

Total Non-interest Expenses	96	83

Income before Income Tax Expense	287	160

Income Tax Expense	—	—

Net Income	$287	$160

Basic and Diluted Earnings Per Share	$0.28	$0.15

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	Three Months Ended December 31,
	2025	2024

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$287	$160
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(333)	(192)
ESOP shares committed to be released	53	42
Stock based compensation expense	19	—
Change in accrued interest receivable and other assets	(5)	4
Change in accrued interest payable and other liabilities	(68)	(48)

Net Cash Used in Operating Activities	(47)	(34)

Cash Flows from Investing Activities:
Net decrease in loans receivable	23	21

Net Cash Provided by Investing Activities	23	21

Cash Flows from Financing Activities:
Repurchase of authorized stock	(60)	(4)
Cash dividends paid	(94)	(89)

Net Cash Used in Financing Activities	(154)	(93)

Net Decrease in Cash and Cash Equivalents	(178)	(106)

Cash and Cash Equivalents - Beginning of Period	1,273	2,440

Cash and Cash Equivalents - End of Period	$1,095	$2,334

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three months ended December 31, 2025 discusses significant accounting policies, including the allowance for credit losses in accordance with ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.1 million as of December 31, 2025 in non-performing assets consisting primarily of $975 thousand non-performing real estate loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

To determine the total allowance for credit losses, management estimates the reserves needed for each segment of the portfolio, including loans collectively evaluated and loans individually evaulated. The allowance for credit losses consists of amounts applicable to: (1) the commercial portfolio; (2) the real estate portfolio; and (3) the consumer portfolio.

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

Collectively Evaluated Loans

We establish a general allowance for loans that share common risk characteristics to recognize the expected lifetime credit losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and using historical experience, current conditions, and reasonable and supportable forecasts to estimate the expected lifetime credit losses inherent in each loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Individually Evaluated Loans

We establish a specific allowance when loans are determined to not share common risk characteristics with pooled loans. The allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include but are not limited to: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Furthermore, while we believe we have established our allowance for credit losses in accordance with accounting principles generally accepted in the United States of America, as an integral part of their examination process, regulators will periodically review our allowance for credit losses. The regulators may have judgments different than management’s, and we may determine to increase our allowance for credit loss as a result of these regulatory reviews.

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

Comparison of Financial Condition at December 31, 2025 and September 30, 2025

Total assets increased by $3.4 million, or 1.69%, to $201.9 million at December 31, 2025 from $198.5 million at September 30, 2025. The increase in assets was primarily due to an increase in net loans receivable, net of $1.6 million and an increase in securities available for sale of $1.9 million resulting from an increase in market value from fluctuations in market rates and purchases, partially offset by a decrease in bank-owned life insurance resulting from the receipt of $566 thousand of death benefit proceeds.

Cash and cash equivalents increased by $0.1 million, or 1.07%, to $4.7 million at December 31, 2025 from $4.6 million at September 30, 2025. The increase in cash and cash equivalents can be primarily attributed to an increase in deposits of $3.7 million and the receipt of bank-owned life insurance death proceeds of $0.6 million, partially offset by an increase in loans receivable, net of $1.6 million and purchases of securities available for sale of $1.4 million for municipal deposit collateral requirements.

Loans receivable, net of the allowance for credit losses, increased by $1.6 million, or 1.24%, to $133.1 million at December 31, 2025 from $131.5 million at September 30, 2025. The increase in loans receivable, net of the allowance for credit losses, was primarily due to an increase in originated loans by $2.3 million, partially offset by a decrease in total acquired loans of $0.7 million due to loan repayments.

Securities available for sale increased by $1.9 million, or 4.56%, to $42.8 million at December 31, 2025 from $40.9 million at September 30, 2025. The increase was primarily due to reinvested proceeds for municipal deposit collateral requirements along with an increase in the market value on the portfolio. The unrealized loss on securities available for sale included in other comprehensive loss was $1.6 million at December 31, 2025, compared to $1.9 million at September 30, 2025, primarily due to fluctuations in market rates impacting the fair value of the investment portfolio.

Total deposits increased by $3.7 million, or 2.42%, to $158.5 million at December 31, 2025 from $154.8 million at September 30, 2025. The increase in deposits can primarily be attributed to a $2.8 million increase in non-maturing deposits a $0.9 million increase in time deposits. The overall increase in deposits can be attributed to seasonal fluctuations with commercial and municipal deposits during the period. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $34.1 million at December 31, 2025 and $31.6 million at September 30, 2025. Municipal deposits held at GS&L Municipal Bank accounted for approximately $21.8 million and $18.0 million of the uninsured deposits at December 31, 2025 and September 30, 2025, respectively. At December 31, 2025, we had $58.2 million in available liquidity with the Federal Home Loan Bank of New York and $4.7 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased by $2.0 million, or 28.57%, to $5.0 million at December 31, 2025 from $7.0 million at September 30, 2025. The decrease in advances was primarily due to an increase in customer deposits, partially offset by an increase in loans receivable, net of allowance for credit losses.

Shareholders’ equity increased by $0.5 million, or 1.61%, to $32.6 million at December 31, 2025 from $32.1 million at September 30, 2025. The increase in shareholders’ equity was primarily a result of net income and a $0.3 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive income component, partially offset by the repurchase of common stock of $0.1 million which was returned to authorized but unissued stock. The Company also declared and paid dividends of $0.09 per share totaling $94,000 during the three months ended December 31, 2025.

Results of Operations for the Three Months Ended December 31, 2025 and 2024

Financial Highlights

Net income for the three months ended December 31, 2025 was $287,000, compared to $160,000 for the three months ended December 31, 2024. Net income for the three months ended December 31, 2025 was higher than the three months ended December 31, 2024 primarily due to a $103,000 gain recognized from a bank-owned life insurance death benefit and a $64,000 increase in net interest income. The Company also recorded a $13,000 provision for credit losses for the three months ended December 31, 2025 compared to a $15,000 provision for credit losses for the three months ended December 31, 2024. Interest expense for the three months ended December 31, 2025 was $411,000 compared to $401,000 for the three months ended December 31, 2024, primarily due to a $63,000 increase in interest expense in Federal Home Loan Bank advances, partially offset by a $53,000 decrease in interest expense on deposits.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended December 31, 2025 and also for the three months ended December 31, 2024. Net interest income for the three months ended December 31, 2025 increased by $64,000, or 3.63%, primarily due to an increase in interest income on loans of $133,000 and a decrease in interest expense on deposits of $53,000, partially offset by an increase in interest expense in Federal Home Loan Bank advances of $63,000.

Interest income increased by $74,000, or 3.42%, for the three months ended December 31, 2025 due to an increase in loan income from an increase in loan origination and loan repricing, partially offset by a decrease in interest on taxable securities.

Interest expense increased by $10,000, or 2.49%, due to the increase in Federal Home Loan Bank borrowing interest expense, partially offset by a decrease in interest expense on deposits.

Net interest margin increased by 7 basis points, to 4.06% compared to 3.99% for the three months ended December 31, 2025 driven primarily by an increase in net interest income and a slight decrease in interest earning assets.

Provision for Credit Losses

Management recorded credit loss provisions of $13,000 and $15,000 for the three months ended December 31, 2025 and 2024, respectively. Based on a review of the loans that were in the loan portfolio at December 31, 2025, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $991,000 and $695,000 at December 31, 2025 and September 30, 2025, respectively. At December 31, 2025 and September 30, 2025, non-performing loans consisted of $975 thousand and $679 thousand of non-performing residential mortgage loans, respectively.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$93	$83	$10	12.05%
ATM card fees	65	65	—	—%
Gain on life insurance death benefit	103	—	103	100.00%
Earnings on investment in life insurance	48	41	7	17.07%
Earnings on deferred fees plan	23	(6)	29	483.33%
Unrealized loss on swap agreement	—	(9)	9	100.00%
Earnings on secondary market programs	12	15	(3)	20.00%
Other non-interest income	1	55	(54)	98.18%
Total non-interest income, net	$345	$244	$101

The increase in total non-interest income for the three months ended December 31, 2025, was primarily due to a $103,000 gain recognized from a bank-owned life insurance death benefit. Earnings on deferred fees plan increased $29,000 for the three months ended December 31, 2025 compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income decreased $54,000 for the three months ended December 31, 2025 compared to the same period last year, primarily due to additional income from a tax-related refund recognized in the comparable period last year that did not recur this quarter.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$899	$873	$26	2.98%
Other non-interest expense	256	269	(13)	4.83%
Building, occupancy and equipment	242	224	18	8.04%
Professional fees	150	156	(6)	3.85%
Data processing	105	107	(2)	1.87%
Directors fees	94	96	(2)	2.08%
Intangibles amortization expense	81	93	(12)	12.90%
Earnings (losses) on deferred fees plan	23	(6)	29	483.33%
Postage and supplies	22	22	—	—%
Foreclosed assets, net	(18)	1	(19)	1,900.00%
Total non-interest expense	$1,854	$1,835	$19

The increase in total non-interest expense included a $29,000 increase in expenses on the earnings on deferred fees plan, primarily due to fluctuations with market rates. Foreclosed assets, net decreased $19,000 to a net benefit of $18,000 for the three months ended December 31, 2025, compared to net expense of $1,000 for the three months ended December 31, 2024. The change was primarily due to a favorable fair value adjustment on a foreclosed property during the three months ended December 31, 2025.

Income Taxes

The Company recorded an income tax expense of $20,000 for the three months ended December 31, 2025 and an income tax benefit of $1,000 for the three months ended December 31, 2024. The increase in income taxes resulted from an increase in pre-tax book income and a change in tax-exempt income. The Company’s effective income tax rates were 6.51% and (0.63)% for the three months ended December 31, 2025 and 2024, respectively. The increase in the effective income tax rate for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, was primarily related to the increase in pre-tax book income and fluctuations in permanent tax differences.

Asset Quality

Non-performing loans were $991,000 and $695,000 at December 31, 2025 and September 30, 2025, respectively. At December 31, 2025 and September 30, 2025, non-performing loans consisted of $975 thousand and $679 thousand of non-performing residential mortgage loans, respectively.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the three months ended December 31, 2025. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $495,000 and $440,000 for the three months ended December 31, 2025 and 2024, respectively.

For the Three Months Ended December 31,
2025	2024
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets(1):
Loans	$131,865	$1,825	5.49%	$124,630	$1,692	5.39%
Securities	44,941	394	3.48%	47,800	433	3.59%
Other short term investments	2,062	21	4.04%	3,130	41	5.20%
Total interest-earning assets	178,868	2,240	4.97%	175,560	2,166	4.89%
Noninterest-earning assets	22,018	22,110
Total assets	$200,886	$197,670

Interest-bearing liabilities(1):
Regular savings and club deposits	53,689	19	0.14%	58,299	19	0.13%
Money market and NOW deposits(2)	49,756	26	0.21%	46,999	5	0.04%
Certificates of deposit	36,229	303	3.32%	37,797	377	3.96%
Total interest-bearing deposits	139,674	348	0.99%	143,095	401	1.11%
Federal Home Loan Bank advances and other borrowings	6,362	63	3.93%	—	—	—%
Total interest-bearing liabilities	146,036	411	1.12%	143,095	401	1.11%
Noninterest-bearing demand deposits	20,875	19,328
Other noninterest-bearing liabilities	1,554	3,071
Total liabilities	168,465	165,494
Total shareholders’ equity	32,421	32,176
Total liabilities and shareholders’ equity	$200,886	$197,670
Net interest income	$1,829	$1,765
Net interest rate spread(3)	3.85%	3.78%
Net interest-earning assets(4)	$32,832	$32,465
Net interest margin(5)	4.06%	3.99%
Average interest-earning assets to interest-bearing liabilities	1.22	x	1.23	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Three Months Ended December 31,
	2025	2024

	(Dollars in thousands)
Interest on money market and NOW deposit accounts	$26	$5
Impact of swap agreements	—	(10)
Interest on deposits, excluding impact of swap agreements	$26	$15
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2025
	Compared to
	Three Months Ended December 31, 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	101	32	133
Securities	(26)	(13)	(39)
Other short-term investments	(12)	(8)	(20)
Total interest-earning assets	63	11	74

Interest-bearing liabilities:
Regular savings and club deposits	(1)	1	—
Money market and NOW deposits	—	21	21
Certificates of deposit	(15)	(59)	(74)
Total deposits	(16)	(37)	(53)
Federal Home Loan Bank advances and other borrowings	63	—	63
Total interest-bearing liabilities	47	(37)	10

Change in net interest income	16	48	64

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At December 31, 2025, there $5.0 million in outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow an additional $58.2 million. Additionally, at December 31, 2025, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At December 31, 2025, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $0.5 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $3.0 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $2.6 million for the three months ended December 31, 2025 and was $0.5 million for the three months ended December 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of December 31, 2025. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of December 31, 2025 or September 30, 2025.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At December 31, 2025 and September 30, 2025, Bancorp (on an unconsolidated basis) had liquid assets of $1.1 million and $1.3 million, respectively.

At December 31, 2025 and September 30, 2025, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2025 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	6,768	(906)
+300	6,979	(695)
+200	7,209	(465)
+100	7,440	(234)
Level	7,674	—
-100	7,753	79
-200	7,745	71
-300	7,566	(108)
-400	7,487	(187)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	35,994	(13,640)	(27.48)%	22.45%	(3.46)%
+300	38,848	(10,786)	(21.73)%	23.28%	(2.63)%
+200	41,943	(7,691)	(15.50)%	24.10%	(1.81)%
+100	45,076	(4,558)	(9.18)%	24.80%	(1.11)%
—	49,634	—	—	25.91%	—
-100	52,703	3,069	6.18%	26.13%	0.22%
-200	52,269	2,635	5.31%	24.98%	(0.93)%
-300	48,565	(1,069)	(2.15)%	22.64%	(3.27)%
-400	48,315	(1,319)	(2.66)%	21.85%	(4.06)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended December 31, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on December 19, 2025. As of December 31, 2025, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended December 31, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
October 1 to 31, 2025	—	$—	56,189	51,945
November 1 to 30, 2025	39	15.04	56,228	51,906
December 1 to 31, 2025	3,453	17.27	59,681	48,453
Total	3,492	$17.25	59,681

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548))

3.2	Bylaws of Gouverneur Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Gouverneur Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-272548))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Gouverneur Bancorp, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Gouverneur Bancorp, Inc.

32.0

Certification of Chief Executive Officer and Chief Financial Officer of Gouverneur Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended December 31, 2025, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	February 12, 2026	By:	/s/ Stephen M. Jefferies
Stephen M. Jefferies
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2026	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)