Form 10-Q
period 2026-03-31
Gouverneur Bancorp, Inc./MD/
filed 2026-05-12
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the issuer’s common stock, as of May 8, 2026:  1,059,520 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	March 31,	September 30,
	2026	2025
	(unaudited)
Assets:
Cash and due from banks	$3,701	$3,949
Interest-bearing deposits in bank	2,271	710
Total cash and cash equivalents	5,972	4,659

Securities available-for-sale, at fair value	39,358	40,931

Loans receivable, net of allowance for credit losses: March 31, 2026: $1,117 and September 30, 2025:
$1,100 and net of discount at March 31, 2026: $655 and September 30, 2025: $714 and
deferred loan fees of $490 at March 31, 2026 and $483 at September 30, 2025	132,205	131,504

Investments in restricted stock, at cost	831	1,109
Bank owned life insurance	6,935	7,307
Premises and equipment, net	2,988	2,904
Foreclosed real estate, net	194	105
Core deposit intangible, net	1,132	1,294
Goodwill	4,237	4,237
Accrued interest receivable and other assets	4,473	4,478
Total assets	$198,325	$198,528

Liabilities:
Deposits:
Non-interest-bearing demand	$18,295	$18,167
NOW and money market	50,879	46,870
Savings and club	53,009	53,712
Time certificates	37,804	36,031
Total deposits	159,987	154,780

Advances from the Federal Home Loan Bank	1,000	7,000
Advanced payments from borrowers for taxes and insurance	660	501
Accrued interest payable and other liabilities	3,946	4,139
Total liabilities	165,593	166,420

Shareholders' Equity:
Preferred stock, $.01 par value: March 31, 2026 and September 30, 2025: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: March 31, 2026 and September 30, 2025: 75,000,000 shares authorized;
March 31, 2026: 1,107,134 issued and 1,060,694 outstanding and
September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,309	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares March 31, 2026: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,382	28,972
Accumulated other comprehensive loss	(1,870)	(2,187)
Authorized but unissued stock, at cost, (shares March 31, 2026: 46,440: September 30, 2025: 56,189)	(637)	(701)
Total shareholders' equity	32,732	32,108
Total liabilities and shareholders' equity	$198,325	$198,528

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest income:
Loans, net	$1,824	$1,681	$3,649	$3,373
Securities-taxable	255	305	517	610
Securities-non-taxable	131	128	263	256
Other short-term investments	14	23	35	64
Total interest income	2,224	2,137	4,464	4,303

Interest expense:
Deposits	339	390	687	801
Net swap income on deposit hedge	—	—	—	(10)
Borrowings – short term and long term	37	—	100	—
Total interest expense	376	390	787	791

Net interest income	1,848	1,747	3,677	3,512
Provision (benefit) for credit losses:
Loans	5	5	19	20
Unfunded commitments	—	(5)	(1)	(5)
Net interest income after provision for credit losses	1,843	1,747	3,659	3,497

Non-interest income:
Service charges	85	74	178	157
ATM card fees	66	66	131	132
Realized gain on sales of securities – AFS	2	—	2	—
Gain on life insurance death benefit	—	—	103	—
Earnings on investment in life insurance	44	41	92	82
Earnings on deferred fees plan	7	8	30	2
Unrealized loss on swap agreements	—	—	—	(9)
Earnings on secondary market programs	8	10	20	25
Other non-interest income	14	9	15	63
Total non-interest income, net	226	208	571	452

Non-interest expenses:
Salaries and employee benefits	806	839	1,705	1,712
Directors fees	93	85	187	181
Earnings on deferred fees plan	7	8	30	2
Building, occupancy and equipment	297	268	539	492
Data processing	105	102	210	209
Postage and supplies	35	37	57	59
Professional fees	160	152	310	308
Intangibles amortization	81	92	162	185
Foreclosed assets, net	(6)	—	(24)	1
Other non-interest expense	270	270	526	539
Total non-interest expenses, net	1,848	1,853	3,702	3,688

Income before income tax expense (benefit)	221	102	528	261
Income tax expense (benefit)	4	(16)	24	(17)
Net income	$217	$118	$504	$278

Earnings per common share – basic	$0.21	$0.11	$0.49	$0.27
Earnings per common share – diluted	$0.21	$0.11	$0.49	$0.27

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net Income	$217	$118	$504	$278
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) arising during period	(33)	127	341	(1,296)
Deferred tax expense (benefit)	(7)	27	71	(272)
Reclassification adjustment for realized gain recognized in net income	(2)	—	(2)	—
Tax expense	—	—	—	—
Unrealized holding gain (loss) on securities, net of deferred taxes	(28)	100	268	(1,024)

Post-retirement benefit (expense)	42	(20)	62	(29)
Deferred tax expense (benefit)	9	(4)	13	(6)
Post-retirement benefit (expense), net of deferred taxes	33	(16)	49	(23)

Total other comprehensive income (loss)	5	84	317	(1,047)
Total comprehensive income (loss)	$222	$202	$821	$(769)

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2026 and 2025

(In thousands, except share and per share data) (Unaudited)

			Unearned		Accumulated
		Additional	Common		Other	Authorized	Total
	Common	Paid-in	Stock	Retained	Comprehensive	but Unissued	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2024 (unaudited)	$11	$6,490	$(501)	$28,484	$(2,737)	$(4)	$31,743
Comprehensive income:
Net income	—	—	—	118	—	—	118
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	(16)	—	(16)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	100	—	100
Total comprehensive income							202
Restricted stock expense	—	4	—	—	—	—	4
Stock option expense	—	2	—	—	—	—	2
Repurchase of authorized stock (48,391 shares)	—	—	—	—	—	(594)	(594)
Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(2,653)	$(598)	$31,357

Balance at December 31, 2025 (unaudited)	$11	$6,342	$(463)	$29,165	$(1,875)	$(555)	$32,625
Comprehensive income:
Net income	—	—	—	217	—	—	217
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	33	—	33
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	(28)	—	(28)
Total comprehensive income							222
Restricted stock expense	—	12	—	—	—	—	12
Stock option expense	—	10	—	—	—	—	10
Issuance of common stock from stock option exercises (1,284 shares)	—	(1)	—	—	—	17	16
Issuance of restricted stock from authorized but unissued stock (4,000 shares)	—	(54)	—	—	—	54	—
Repurchase of authorized stock (8,720 shares)	—	—	—	—	—	(153)	(153)
Balance at March 31, 2026 (unaudited)	$11	$6,309	$(463)	$29,382	$(1,870)	$(637)	$32,732

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended March 31, 2026 and 2025

(In thousands, except share and per share data) (Unaudited)

			Unearned		Accumulated
		Additional	Common		Other	Authorized	Total
	Common	Paid-in	Stock	Retained	Comprehensive	but Unissued	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Income (Loss)	Stock	Equity
Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$(1,606)	$—	$32,765
Comprehensive loss:
Net income	—	—	—	278	—	—	278
Net pension and postretirement expense, net of deferred taxes	—	—	—	—	(23)	—	(23)
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	(1,024)	—	(1,024)
Total comprehensive loss							(769)
Restricted stock expense	—	4	—	—	—	—	4
Stock option expense	—	2	—	—	—	—	2
Repurchase of authorized stock (48,735 shares)	—	—	—	—	—	(598)	(598)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.08 per share	—	—	—	(89)	—	—	(89)
Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(2,653)	$(598)	$31,357

Balance at September 30, 2025	$11	$6,514	$(501)	$28,972	$(2,187)	$(701)	$32,108
Comprehensive income:
Net income	—	—	—	504	—	—	504
Net pension and postretirement benefit, net of deferred taxes	—	—	—	—	49	—	49
Change in unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	268	—	268
Total comprehensive income							821
Restricted stock expense	—	23	—	—	—	—	23
Stock option expense	—	18	—	—	—	—	18
Issuance of common stock from stock option exercises (1,284 shares)	—	(1)	—	—	—	17	16
Issuance of restricted stock from authorized but unissued stock (20,677 shares)	—	(260)	—	—	—	260	—
Repurchase of authorized stock (12,212 shares)	—	—	—	—	—	(213)	(213)
ESOP shares committed to be released (3,856 shares)	—	15	38	—	—	—	53
Cash dividends declared, $0.09 per share	—	—	—	(94)	—	—	(94)
Balance at March 31, 2026 (unaudited)	$11	$6,309	$(463)	$29,382	$(1,870)	$(637)	$32,732

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net Income	$504	$278
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	18	15
Net amortization of deferred fees on loans	41	34
Net amortization of securities premiums and discounts	(200)	(282)
Depreciation	96	105
Net realized gains on sale of securities available-for-sale (AFS)	(2)	—
Net amortization of core deposit intangible	162	185
Net realized gains on sale of foreclosed assets	(9)	—
ESOP expense for shares committed to be released	53	42
Proceeds from bank owned life insurance death benefit	566	—
Gain on bank owned life insurance death benefit	(103)	—
Earnings on investment in bank owned life insurance	(92)	(82)
Stock based compensation expense	41	6
Net change in accrued interest receivable and other assets	(82)	118
Net change in accrued interest payable and other liabilities	(167)	(515)
Net cash provided by (used in) operating activities	826	(96)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	1,711	—
Proceeds from maturities and principal reductions of securities (AFS)	9,592	2,349
Purchases of securities (AFS)	(9,189)	(827)
Redemptions of FHLB stock	278	8
Net increase in loans receivable	(821)	(1,177)
Additions to premises and equipment	(180)	(72)
Proceeds from the sale of foreclosed assets	21	—
Net cash provided by investing activities	1,412	281
Cash flows from financing activities:
Net increase in deposits	5,207	1,919
Net change in short-term borrowings	(6,000)	—
Advance payments by borrowers for property taxes and insurance, net	159	86
Proceeds from stock option exercises	16	—
Repurchase of authorized stock	(213)	(598)
Cash dividends paid to common stock shareholders	(94)	(89)
Net cash (used in) provided by financing activities	(925)	1,318
Net increase in cash and cash equivalents	1,313	1,503
Cash and cash equivalents – Beginning of Period	4,659	6,370
Cash and cash equivalents – End of Period	$5,972	$7,873
Supplemental disclosures:
Cash paid during the period for interest	$789	$772
Loans receivable transferred to foreclosed assets during the period	60	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of March 31, 2026 (unaudited) and September 30, 2025 and for the three and six-month periods ended March 31, 2026 and 2025 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

On March 27, 2026, the Bank filed (i) an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a New York chartered stock savings and loan association to a national banking association (the “Charter Conversion”) and (ii) an application with the OCC to merge GS&L Municipal Bank with and into the Bank, with the Bank continuing as the surviving institution (the “Bank Merger”), immediately after the effective time of the Charter Conversion.  In connection with the Charter Conversion, the Company will also file an application with the Federal Reserve Bank of New York to convert from a savings and loan holding company to a bank holding company.  The Charter Conversion and the Bank Merger each remain subject to the receipt of all required regulatory approvals from the OCC and the Federal Reserve.  No timeline has been established for the completion of the Charter Conversion or the Bank Merger, and the Company and the Bank cannot guarantee that the Charter Conversion and Bank Merger will ultimately be consummated.

All adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and six-month periods ended March 31, 2026 and 2025.  The results of operations for the three and six-month periods ended March 31, 2026 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2025 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025, including the notes thereto.  Certain amounts for the three-month and six-month periods ended March 31, 2025 were reclassified to conform to the presentation for the three and six-month periods ended March 31, 2026. The results of operations and cash flows were not modified as a result of these reclassifications.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, GS&L Municipal Bank.

At March 31, 2026, GS&L Municipal Bank held $19.6 million of the Bank’s $39.4 million investment securities portfolio and $21.5 million of the Bank’s deposits.

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense on the accompanying consolidated statements of earnings. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2026 and September 30, 2025 there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $210,000 and $214,000 at March 31, 2026 and September 30, 2025, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $422,000 and $415,000 at March 31, 2026 and September 30, 2025, respectively, and is included as a component of accrued interest receivable and other assets on the accompanying consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Collectively Evaluated Loans

Management measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Management has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow and remaining life methodology. The segments using a discounted cash flow methodology are as follows:

Residential Real Estate

-	1-4 family residential construction loans
-	Other construction loans and all land development and other land loans
-	Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit
-	Secured by first liens
-	Secured by junior liens

Commercial Real Estate

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

Individually Evaluated Loans

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

Qualitative Adjustments to Historical Loss Rates

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and six-month periods ended March 31, 2026 (unaudited) and 2025 (In thousands, except per share data).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Basic earnings per share:	2026	2025	2026	2025
Net income	$217	$118	$504	$278
Weighted average common shares outstanding used to calculate
basic and diluted earnings per common share	1,032	1,033	1,032	1,043
Basic earnings per common share	$0.21	$0.11	$0.49	$0.27
Diluted earnings per common share	$0.21	$0.11	$0.49	$0.27

Diluted earnings per share for the three and six-months ended March 31, 2026 includes the effect of dilutive stock options; however, the impact was not material. There were no dilutive or antidilutive shares at March 31, 2025.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale and post-retirement benefits.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at March 31, 2026 (unaudited) and September 30, 2025:

	March 31,	September 30,
	2026	2025

	(In Thousands)

Unrealized Loss on Available-for-Sale Securities, net	$(2,115)	$(2,454)
Deferred Tax Effect	444	515
Net Unrealized Loss on Available-for-Sale Securities	(1,671)	(1,939)

Unrealized Loss for Pension and Other Postretirement Obligations	$(252)	$(314)
Deferred Tax Effect	53	66
Net Unrealized Loss for Pension and Other Postretirement Obligations	(199)	(248)

Total Accumulated Other Comprehensive Loss	$(1,870)	$(2,187)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at March 31, 2026 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(unaudited) (In Thousands)
AVAILABLE FOR SALE
U.S. Government Treasuries	$1,200	$—	$—	$1,200
U.S. Government Agencies	5,787	11	(9)	5,789
Mortgaged-Backed Securities	12,274	32	(344)	11,962
Municipal Securities	21,120	94	(1,902)	19,312
SBA Securities	1,092	6	(3)	1,095
	$41,473	$143	$(2,258)	$39,358

The amortized cost of debt securities and their approximate fair value at September 30, 2025 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,415	$1	$—	$2,416
U.S. Government Agencies	6,712	23	(1)	6,734
Mortgaged-Backed Securities	11,433	41	(355)	11,119
Municipal Securities	21,282	74	(2,243)	19,113
SBA Securities	1,543	8	(2)	1,549
	$43,385	$147	$(2,601)	$40,931

The amortized cost and fair value of debt securities, by contractual maturity, at March 31, 2026 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$5,477	$5,480
Due After One Year Through Five Years	2,729	2,729
Due After Five Years Through Ten Years	6,719	6,560
Due After Ten Years	13,182	11,532
	28,107	26,301
Mortgage-Backed & SBA Securities with no set maturity	13,366	13,057
	$41,473	$39,358

The realized gains and losses from the sale of available-for-sale investments for the three and six-month periods ended March 31, 2026 and 2025 (unaudited) is as shown below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

	(unaudited)
	(In Thousands)

Proceeds	$1,711	$—	$1,711	$—
Cost	(1,709)	—	(1,709)	—
Net Realized Gains	$2	$—	$2	$—
Gross Realized Gains	$2	$—	$2	$—
Gross Realized Losses	—	—	—	—
Net Realized Gains	$2	$—	$2	$—

Information pertaining to securities with gross unrealized losses at March 31, 2026 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
March 31, 2026
Securities Available-for-Sale:
US Government Treasuries & Agencies	$9	$4,032	$—	$—	$9	$4,032
Mortgage-backed & SBA Securities	35	4,635	312	5,010	347	9,645
Municipal Securities	11	1,558	1,891	9,317	1,902	10,875
	$55	$10,225	$2,203	$14,327	$2,258	$24,552

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

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 30 and 26 securities in an unrealized loss position of less than twelve months at March 31, 2026 and September 30, 2025, respectively, and 68 and 66 securities in an unrealized loss position of 12 months or more at March 31, 2026 and September 30, 2025, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities and therefore no allowance for credit loss has been recorded as of March 31, 2026 or September 30, 2025.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at March 31, 2026 (unaudited) and September 30, 2025 are as shown in the table below:

	As of March 31,	As of September 30,
	2026	2025

	Total Loans
	(unaudited)
	(In Thousands)
Real Estate Mortgages:
Residential	$110,652	$109,700
Commercial	10,896	10,807
Construction - Commercial	140	140
Construction - Residential	3,423	3,292
Home Equity	2,353	2,142
Other Loans:
Commercial Non-Mortgage	2,340	2,408
Automobile	1,451	1,849
Passbook	343	368
Consumer	1,889	2,129
Total Loans	133,487	132,835
Net Deferred Loan Origination Fees	490	483
Net Discounts on Purchased Loans	(655)	(714)
Allowance for Credit Losses	(1,117)	(1,100)
Loans Receivable, Net	$132,205	$131,504

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the 2022 Citizens Bank of Cape Vincent acquisition were as shown in the table below at March 31, 2026 (unaudited) and September 30, 2025:

	March 31, 2026	September 30, 2025
	(unaudited)
	(In Thousands)
Purchased Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Purchased Non-Credit Impaired Loans
Outstanding Principal Balance	$24,794	$26,372
Carrying Amount	$24,139	$25,658
Total Purchased Loans
Outstanding Principal Balance	$24,794	$26,372
Carrying Amount	$24,139	$25,658

The Company did not hold any loans with deteriorated credit quality as of March 31, 2026 or September 30, 2025. The Company did acquire a commercial secured performing loan which was subsequently classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified loan terms for over four years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a negative fair value adjustment as a result of purchase price accounting of $29,000 and $42,000 at March 31, 2026 and September 30, 2025, respectively.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances on the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments on behalf of FHLB for a servicing fee. At March 31, 2026 and September 30, 2025, the total outstanding principal balance on these serviced loans was $11.0 million and $11.2 million, respectively.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and six-months ended March 31, 2026 and 2025 (unaudited), and the year ended September 30, 2025.

Allowance for credit losses and recorded investment in loans as of and for the three months ended March 31, 2026 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$864	$160	$38	$—	$50	$1,112
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Transfer	12	(6)	(1)	—	(5)	—
Provisions	5	—	—	—	—	5
Ending Balance	$881	$154	$37	$—	$45	$1,117
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$870	$154	$37	$—	$45	$1,106
Loans Receivable:
Ending Balance	$116,428	$11,036	$2,329	$11	$3,683	$133,487
Ending Balance: Individually
Evaluated	$155	$744	$—	$—	$—	$899
Ending Balance: Collectively
Evaluated	$116,273	$10,292	$2,329	$11	$3,683	$132,588

Allowance for credit losses and recorded investment in loans as of and for the six months ended March 31, 2026 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$859	$148	$38	$1	$54	$1,100
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	2	2
Transfer	3	6	(1)	(1)	(7)	—
Provisions	19	—	—	—	—	19
Ending Balance	$881	$154	$37	$—	$45	$1,117
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$870	$154	$37	$—	$45	$1,106

Allowance for credit losses and recorded investment in loans as of and for the three months ended March 31, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$805	$152	$37	$—	$65	$1,059
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Transfer	1	(2)	4	1	(4)	—
Provisions	5	—	—	—	—	5
Ending Balance	$811	$150	$41	$1	$61	$1,064
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$811	$150	$41	$1	$61	$1,064

Allowance for credit losses and recorded investment in loans as of and for the six months ended March 31, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	—	—	—	—	2	2
Transfer	(8)	(6)	1	1	12	—
Provisions	20	—	—	—	—	20
Ending Balance	$811	$150	$41	$1	$61	$1,064
Ending Balance: Individually
Evaluated	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively
Evaluated	$811	$150	$41	$1	$61	$1,064

Allowance for credit losses and recorded investment in loans as of September 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$859	$148	$38	$1	$54	$1,100
Loans Receivable:
Ending Balance	$115,134	$10,947	$2,372	$36	$4,346	$132,835
Ending Balance: Individually
Evaluated	$45	$753	$—	$—	$92	$890
Ending Balance: Collectively
Evaluated	$115,089	$10,194	$2,372	$36	$4,254	$131,945

The following table presents performing and nonperforming real estate loans based on payment activity as of March 31, 2026 and September 30, 2025. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent exceeds 89 days or the loan terms are modified with a borrower experiencing financial difficulty. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31,	As of September 30,
	2026	2025
	(unaudited)
	(In Thousands)
Performing	$126,521	$125,402
Nonperforming	943	679
Total real estate loans	$127,464	$126,081

Credit quality indicators as of March 31, 2026 and September 30, 2025 are as follows:

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

4 — Watch

Loans in this category have a chance of resulting in a loss. Characteristics of this level of assets include, but are not limited to: the borrower has only a fair credit rating with minimal recent credit problems, cash flow is currently adequate to meet the required debt repayments, but will not be sufficient in the event of significant adverse developments, borrower has limited access to alternative sources of financing, possibly at unfavorable terms, some management weaknesses exist, collateral, generally required, is sufficient to make likely the recovery of the value of the loan in the event of default, but liquidating the collateral may be difficult or expensive. In addition, the guarantor would achieve this credit rating if it borrowed individually from the Bank.

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of March 31, 2026:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$113,920	$155	$—	$—	$114,075
Home Equity	2,353	—	—	—	2,353
Commercial	10,292	—	744	—	11,036
Total Mortgage Loans on Real Estate	126,565	155	744	—	127,464
Commercial	2,340	—	—	—	2,340
Consumer	3,683	—	—	—	3,683
Total Loans	$132,588	$155	$744	$—	$133,487

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$112,947	$—	$—	$45	$112,992
Home Equity	2,142	—	—	—	2,142
Commercial	10,194	—	753	—	10,947
Total Mortgage Loans on Real Estate	125,283	—	753	45	126,081
Commercial	2,408	—	—	—	2,408
Consumer	4,254	92	—	—	4,346
Total Loans	$131,945	$92	$753	$45	$132,835

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of March 31, 2026 and September 30, 2025. Any loans that are greater than 89 days past due as to interest and principal and still accruing interest are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of March 31, 2026 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$717	$223	$27	$967	$115,461	$116,428	$—
Commercial Mortgage	—	—	92	92	10,944	11,036	—
Commercial	16	—	—	16	2,324	2,340	—
Consumer	19	—	—	19	3,664	3,683	—
Total Loans	$752	$223	$119	$1,094	$132,393	$133,487	$—

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from loan modifications of receivables made to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a loan modification. Because the effect of most loan modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification, unless the loan is determined to be outside of the collectively evaluated pool.

There were no modified loans made to borrowers experiencing financial difficulty during the six months ended March 31, 2026 or 2025.

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

As of March 31, 2026, the Company’s previously disclosed collateral dependent loan within the residential real estate loan segment, with an outstanding balance of $48,000 at December 31, 2025, was transferred to foreclosed real estate during the quarter ended March 31, 2026. The transfer was based on the Company obtaining physical possession of the collateral and the Company is seeking all steps to list and ultimately sell the property. The most recent estimated fair value of the collateral of $40,000 was based on a drive-by appraisal. Due to the limited nature of this valuation and the expectation that a full appraisal may support a higher value, no write-down was recorded upon transfer to foreclosed real estate. Accordingly, the specific allowance for credit losses of $11,200 associated with this loan remains appropriate as of March 31, 2026. As of September 30, 2025, the Company held the same collateral dependent loan outstanding with an outstanding balance of $45,000.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total

Real Estate - Residential
Pass	$6,229	$16,532	$8,828	$9,246	$13,731	$59,354	$2,353	$116,273
Special Mention	155	—	—	—	—	—	—	155
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$6,384	$16,532	$8,828	$9,246	$13,731	$59,354	$2,353	$116,428

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$607	$1,524	$667	$1,712	$440	$5,342	$—	$10,292
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	509	—	235	—	744
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$607	$1,524	$667	$2,221	$440	$5,577	$—	$11,036

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$188	$589	$447	$305	$27	$773	$—	$2,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$188	$589	$447	$305	$27	$773	$—	$2,329

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$11	$—	$11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$11	$—	$11

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$361	$707	$788	$933	$315	$579	$—	$3,683
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$361	$707	$788	$933	$315	$579	$—	$3,683

Current period gross write-offs	$1	$—	$—	$—	$—	$—	$—	$1

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2026 (unaudited) and September 30, 2025:

	March 31, 2026			September 30, 2025
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$851	$851	$—	$679	$679
Real Estate - Commercial	—	92	92	—	—	—
Commercial - Secured	—	16	16	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total Loans	$—	$959	$959	$—	$695	$695

The Company recognized no interest income on nonaccrual loans during the three and six months ended March 31, 2026 or 2025.

The following table represents the accrued interest receivable written off by reversing interest income during the six months ended March 31, 2026 and 2025:

	For the Six Months Ended
	March 31, 2026	March 31, 2025

	(unaudited)
	(In Thousands)
Real Estate - Residential	$21	$15
Real Estate - Commercial	7	4
Commercial - Secured	1	1
Commercial - Unsecured	—	—
Consumer	—	—
Total Loans	$29	$20

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the fiscal 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350, Intangibles- Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of March 31, 2026 (unaudited) and September 30, 2025, intangible assets, net, consisted of $1.1 million and $1.3 million, respectively, of core deposit intangibles, which are amortized over an estimated original useful life of ten years.

The Company performs its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at March 31, 2026 (unaudited) and September 30, 2025 are summarized as follows:

	As of March 31,			As of September 30,
	2026			2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	$2,542	$(1,410)	$1,132	$2,542	$(1,248)	$1,294

No impairments of goodwill were recognized for the six months ended March 31, 2026 or 2025. Amortization expense for other intangible assets was $81,000 and $92,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for other intangible assets was $162,000 and $185,000 for the six months ended March 31, 2026 and 2025, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of March 31, 2026, is summarized below:

Fiscal Year Ending
September 30,
(In Thousands)
2026	$161
2027	277
2028	231
2029	185
2030	139
Thereafter	139
$1,132

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

A summary of financial instrument commitments at March 31, 2026 (unaudited) and September 30, 2025 is shown below.

	March 31,	September 30,
	2026	2025
	(unaudited)
	(In Thousands)
Commitments to Grant Loans	$3,006	$3,107
Unfunded Commitments Under Lines of Credit	$4,448	$4,168

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $178,000 with no amounts outstanding as of March 31, 2026 or September 30, 2025.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses for off-balance sheet credit exposures is adjusted through the provision for credit loss expense on the accompanying consolidated statements of earnings. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $22,000 and $23,000 at March 31, 2026 and September 30, 2025, respectively, is separately classified on the consolidated statements of financial condition within accrued interest payable and other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(unaudited)
	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$22	$25
Provision for (benefit from) credit loss - unfunded commitments	—	(5)
Ending Balance	$22	$20

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended March 31, 2026 and 2025.

	For the Six Months Ended
	March 31, 2026	March 31, 2025

	(unaudited)
	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$23	$25
Provision for (benefit from) credit loss - unfunded commitments	(1)	(5)
Ending Balance	$22	$20

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

The capital conservation buffer at March 31, 2026 and September 30, 2025 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of March 31, 2026 and September 30, 2025, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of March 31, 2026 and September 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2026 (unaudited)
Total Capital (to Risk-Weighted Assets)	$29,124	26.1	≥	$8,943	≥	8.0	≥	$11,179	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,985	25.0	≥	6,707	≥	6.0	≥	8,943	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,985	25.0	≥	5,030	≥	4.5	≥	7,266	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,985	14.3	≥	7,826	≥	4.0	≥	9,783	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	29,124	18.1	≥	7,825	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$28,255	25.2	≥	$8,976	≥	8.0	≥	$11,221	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,133	24.2	≥	6,732	≥	6.0	≥	8,976	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,133	24.2	≥	5,049	≥	4.5	≥	7,293	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,133	13.9	≥	7,798	≥	4.0	≥	9,747	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	28,255	17.2	≥	7,854	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of March 31, 2026 (unaudited)
Total Capital (to Risk-Weighted Assets)	$14,938	81.1	≥	$1,473	≥	8.0	≥	$1,842	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,938	81.1	≥	1,105	≥	6.0	≥	1,473	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,938	81.1	≥	829	≥	4.5	≥	1,197	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,938	38.7	≥	1,544	≥	4.0	≥	1,930	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,938	73.1	≥	1,289	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$14,571	93.9	≥	$1,242	≥	8.0	≥	$1,552	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,571	93.9	≥	931	≥	6.0	≥	1,242	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,571	93.9	≥	699	≥	4.5	≥	1,009	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,571	40.0	≥	1,458	≥	4.0	≥	1,822	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,571	85.9	≥	1,087	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

The Company declared and paid a semi-annual cash dividend of $0.09 per share totaling $94,000 in November 2025. The Company declared and paid semi-annual cash dividends of $0.08 per share in both November 2024 and May 2025, totaling $174,000 in fiscal year 2025.

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

ASC 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value, a reasonable point within the range, is most representative of fair value under current market conditions.

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

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed status. Subsequently, foreclosed properties are carried at the lower of carrying value or fair value. The estimated fair value for foreclosed properties included in Level 3 is determined by independent market-based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If fair value of the collateral deteriorates subsequent to initial recognition, the Company records the foreclosed properties as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of March 31, 2026 (unaudited) and September 30, 2025 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
March 31, 2026 (unaudited)

U.S. Government Treasuries	$1,200	$—	$1,200	$—
U.S. Government Agencies	5,789	—	5,789	—
Mortgaged-Backed Securities	11,962	—	11,962	—
Municipal Securities	19,312	—	19,312	—
SBA Securities	1,095	—	1,095	—
Available-for-Sale Securities	$39,358	$—	$39,358	$—

September 30, 2025

U.S. Government Treasuries	$2,416	$—	$2,416	$—
U.S. Government Agencies	6,734	—	6,734	—
Mortgaged-Backed Securities	11,119	—	11,119	—
Municipal Securities	19,113	—	19,113	—
SBA Securities	1,549	—	1,549	—
Available-for-Sale Securities	$40,931	$—	$40,931	$—

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Fair values of assets measured on a nonrecurring basis at March 31, 2026 (unaudited) and September 30, 2025 are shown in the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
March 31, 2026 (unaudited)
Individually Evaluated Loans (collateral dependent)	$155	$—	$—	$155

Foreclosed Real Estate, Net	$194	$—	$—	$194

September 30, 2025
Individually Evaluated Loans (collateral dependent)	$45	$—	$—	$45

Foreclosed Real Estate, Net	$105	$—	$—	$105

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at March 31, 2026 (unaudited) and at September 30, 2025.

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

The estimated fair values of financial instruments at March 31, 2026 (unaudited) and at September 30, 2025 are as follows:

	Fair Value	March 31, 2026		September 30, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(unaudited)
		(In Thousands)
Financial Assets
Cash and due from banks	1	$3,701	$3,701	$3,949	$3,949
Interest bearing deposits with banks	1	2,271	2,271	710	710
Available for sale debt securities	2	39,358	39,358	40,931	40,931
Portfolio loans, net of deferred fees and allowance for credit losses	3	132,205	121,770	131,504	118,282
Investments in restricted stock	2	831	831	1,109	1,109
Accrued interest receivable	1	652	652	629	629

Financial Liabilities
Deposits	2	$159,987	$131,504	$154,780	$128,120
Accrued interest payable	1	3	3	4	4

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

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of March 31, 2026 are as follows for the respective future fiscal years ending September 30 (in thousands):

(unaudited)
2026	$16
2027	5
$21

Operating lease expense for the branch office and lending office amounted to $7,000 and $6,000 for the three months ended March 31, 2026 and 2025, respectively. Operating lease expense for the equipment was approximately $2,000 for both the three months ended March 31, 2026 and 2025. Operating lease expense for the branch office and lending office amounted to $17,000 and $10,000 for the six months ended March 31, 2026 and 2025, respectively. Operating lease expense for the equipment was approximately $3,000 for both the six months ended March 31, 2026 and 2025.

The following tables presents information about the Company’s leases as of March 31, 2026 (unaudited) and September 30, 2025, respectively:

	March 31, 2026	September 30, 2025

	(In Thousands)

Operating lease right of use assets	$21	$37
Operating lease liabilities	21	37
Weighted average remaining lease term, in years:	0.68 years	1.15 years

The following table presents information about the Company’s lease activity for the three and six month periods ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

	(unaudited)
	(In Thousands)
Lease expense:
Operating lease expense:	$9	$8	$17	$13
Total lease expense:	$9	$8	$17	$13
Cash paid for amounts included in measurement of lease liabilities:	$9	$8	$17	$13

NOTE 13: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY
As of March 31, 2026 (unaudited) and September 30, 2025

	March 31, 2026	September 30, 2025
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$39	$1,273
Interest bearing deposits with banks	800	—
Total Cash and Cash Equivalents	839	1,273

ESOP loan receivable	478	501

Accrued interest receivable and other assets	169	165
Investment in subsidiary	31,816	30,860

Total Assets	$33,302	$32,799

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$570	$691

Total Liabilities	570	691

Shareholders' Equity
Preferred stock, $.01 par value: March 31, 2026 and September 30, 2025:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: March 31, 2026 and September 30, 2025:
75,000,000 shares authorized; March 31, 2026: 1,107,134 issued and 1,060,694 outstanding
and September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,309	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares March 31, 2026: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,382	28,972
Authorized but unissued stock, at cost, (shares March 31, 2026: 46,440: September 30, 2025: 56,189)	(637)	(701)
Accumulated other comprehensive loss	(1,870)	(2,187)
Total Shareholders' Equity	32,732	32,108

Total Liabilities and Shareholders' Equity	$33,302	$32,799

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$43	$44

Total Interest Income	—	—	43	44

Net Interest Income	—	—	43	44

Non-interest Income:
Earnings (losses) on deferred fees plan	2	(7)	9	—
Other non-interest income	—	2	—	2
Earnings from subsidiaries	305	250	638	442

Total Non-interest Income	307	245	647	444

Non-interest Expenses:
Directors' fees	22	20	44	42
Earnings (losses) on deferred fees plan	2	(7)	9	—
Professional fees	25	30	59	60
Other non-interest expenses	41	84	74	108

Total Non-interest Expenses	90	127	186	210

Income before Income Tax Expense	217	118	504	278

Income Tax Expense	—	—	—	—

Net Income	$217	$118	$504	$278

Basic and Diluted Earnings Per Share	$0.21	$0.11	$0.49	$0.27

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
For the Six Months Ended March 31, 2026 and 2025 (unaudited)

	Six Months Ended March 31,
	2026	2025

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$504	$278
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(639)	(442)
ESOP expense for shares committed to be released	53	42
Stock based compensation expense	41	6
Net change in accrued interest receivable and other assets	(4)	3
Net change in accrued interest payable and other liabilities	(121)	(32)

Net Cash Used in Operating Activities	(166)	(145)

Cash Flows from Investing Activities:
Net decrease in loans receivable	23	21

Net Cash Provided by Investing Activities	23	21

Cash Flows from Financing Activities:
Proceeds from stock option exercises	16	—
Repurchase of authorized stock	(213)	(598)
Cash dividends paid	(94)	(89)

Net Cash Used in Financing Activities	(291)	(687)

Net Decrease in Cash and Cash Equivalents	(434)	(811)

Cash and Cash Equivalents - Beginning of Period	1,273	2,440

Cash and Cash Equivalents - End of Period	$839	$1,629

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise; (ii) changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (iii) our ability to access cost-effective funding; (iv) fluctuations in real estate values and both residential and commercial real estate market conditions; (v) demand for loans and deposits in our market area; (vi) deposit outflows and our ability to successfully manage liquidity; (vii) our ability to implement and change our business strategies, including our branching strategy; (viii) competition among depository and other financial institutions; (ix) inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make; (x) adverse changes in the securities or secondary mortgage markets; (xi) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums; (xii) changes in the quality or composition of our loan or investment portfolios; (xiii) technological changes that may be more difficult or expensive than expected; (xiv) the inability of third-party providers to perform as expected; (xv) our ability to manage market risk, credit risk and operational risk in the current economic environment; (xvi) our ability to enter new markets successfully and to capitalize on growth opportunities; (xvii) our ability to receive all required regulatory approvals necessary for the Bank to convert from a New York chartered stock savings and loan association to a national banking association, and for the merger of GS&L Municipal Bank with and into the Bank immediately following the completion of the charter conversion, and, if such approvals are ultimatey received, our ability to recognize the anticipated benefits of such transactions; (xviii) our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; (xix) changes in consumer spending, borrowing and savings habits; (xx)  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; (xxi) our ability to attract and retain key employees; and (xxii) changes in financial condition, results of operations or future prospects of issuers of securities that we own; (xxiii) changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; and (xxiv) the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and six months ended March 31, 2026 discusses significant accounting policies, including the allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.2 million as of March 31, 2026 in non-performing assets consisting primarily of $943 thousand non-performing real estate loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Comparison of Financial Condition at March 31, 2026 and September 30, 2025

Total assets decreased by $0.2 million, or 0.10%, to $198.3 million at March 31, 2026 from $198.5 million at September 30, 2025. The decrease in assets was primarily due to a decrease in securities available for sale of $1.6 million and a decrease in bank-owned life insurance resulting from the receipt of $566 thousand of death benefit proceeds, partially offset by an increase in cash and cash equivalents of $1.3 million and an increase in loans receivable, net of $0.7 million.

Cash and cash equivalents increased by $1.3 million, or 28.18%, to $6.0 million at March 31, 2026 from $4.7 million at September 30, 2025. The increase in cash and cash equivalents can be primarily attributed to an increase in deposits of $5.2 million and a decrease in securities available for sale of $1.6 million, partially offset by an increase in loans receivable, net of $0.7 million and the repayment of $6.0 million of Federal Home Loan Bank advances.

Loans receivable, net of the allowance for credit losses, increased by $0.7 million, or 0.53%, to $132.2 million at March 31, 2026 from $131.5 million at September 30, 2025. The increase in loans receivable, net of the allowance for credit losses, was primarily due to an increase in originated loans by $2.2 million, partially offset by a decrease in total acquired loans of $1.5 million due to loan repayments.

Securities available for sale decreased by $1.6 million, or 3.84%, to $39.3 million at March 31, 2026 from $40.9 million at September 30, 2025. The decrease was primarily due to principal paydowns, maturities and sales, partially offset by reinvested proceeds for municipal deposit collateral requirements along with an increase in the market value on the portfolio. The unrealized loss on securities available for sale included in other comprehensive loss was $1.7 million at March 31, 2026, compared to $1.9 million at September 30, 2025, primarily due to fluctuations in market rates impacting the fair value of the investment portfolio.

Total deposits increased by $5.2 million, or 3.36%, to $160.0 million at March 31, 2026 from $154.8 million at September 30, 2025. The increase in deposits can primarily be attributed to a $3.4 million increase in non-maturing deposits and a $1.8 million increase in time deposits. The overall increase in deposits can be attributed to seasonal fluctuations with commercial and municipal deposits during the period. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $35.2 million at March 31, 2026 and $31.6 million at September 30, 2025. Municipal deposits held at GS&L Municipal Bank accounted for approximately $19.6 million and $18.0 million of the uninsured deposits at March 31, 2026 and September 30, 2025, respectively. At March 31, 2026, we had $62.7 million in available liquidity with the Federal Home Loan Bank of New York and $6.0 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits at March 31, 2026. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased by $6.0 million, or 85.71%, to $1.0 million at March 31, 2026 from $7.0 million at September 30, 2025. The decrease in advances was primarily due to an increase in customer deposits, partially offset by an increase in loans receivable, net of allowance for credit losses.

Shareholders’ equity increased by $0.6 million, or 1.94%, to $32.7 million at March 31, 2026 from $32.1 million at September 30, 2025. The increase in shareholders’ equity was primarily a result of net income and a $0.2 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive loss component, partially offset by the repurchase of common stock of $0.2 million which was returned to authorized but unissued stock. The Company also declared and paid dividends of $0.09 per share totaling $94,000 during the six months ended March 31, 2026.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Financial Highlights

Net income for the three months ended March 31, 2026 was $217,000, compared to $118,000 for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026 was higher than the three months ended March 31, 2025 primarily due to a $101,000 increase in net interest income. The Company also recorded a $5,000 provision for credit losses for the three months ended March 31, 2026 compared to no provision for credit losses for the three months ended March 31, 2025. Interest expense for the three months ended March 31, 2026 was $376,000 compared to $390,000 for the three months ended March 31, 2025, primarily due to a $51,000 decrease in interest expense on deposits, partially offset by a $37,000 increase in interest expense in Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended March 31, 2026, as compared to $1.7 million for the three months ended March 31, 2025. Net interest income for the three months ended March 31, 2026 increased by $101,000, or 5.78%, primarily due to an increase in interest income on loans of $143,000 and a decrease in interest expense on deposits of $51,000, partially offset by an increase in interest expense in Federal Home Loan Bank advances of $37,000 and a decrease in interest income on securities of $47,000.

Interest income increased by $87,000, or 4.07%, for the three months ended March 31, 2026 due to an increase in loan income from an increase in loan origination and loan repricing, partially offset by a decrease in interest on taxable securities.

Interest expense decreased by $14,000, or 3.59%, due to a decrease in interest expense on deposits, partially offset by an increase in Federal Home Loan Bank borrowing interest expense.

Net interest margin increased by 16 basis points, to 4.22% compared to 4.06% for the three months ended March 31, 2026 driven primarily by an increase in net interest income.

Provision for Credit Losses

Management recorded a $5,000 provision for credit loss on loans, and no benefit from the provision for unfunded commitments, for the three months ended March 31, 2026, compared to a $5,000 provision for credit loss on loans, and a $5,000 benefit from the provision for unfunded commitments for the three months ended March 31, 2025. Based on a review of the loans that were in the loan portfolio at March 31, 2026, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $959,000 and $695,000 at March 31, 2026 and September 30, 2025, respectively. At March 31, 2026 and September 30, 2025, non-performing loans consisted of $851,000 and $679,000 of non-performing residential mortgage loans, respectively.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$85	$74	$11	14.86%
ATM card fees	66	66	—	—%
Earnings on investment in life insurance	44	41	3	7.32%
Other non-interest income	14	9	5	55.56%
Earnings on secondary market programs	8	10	(2)	20.00%
Earnings on deferred fees plan	7	8	(1)	12.50%
Realized gain on sales of securities - AFS	2	—	2	100.00%
Total non-interest income, net	$226	$208	$18

The increase in total non-interest income for the three months ended March 31, 2026, was primarily due to a $11,000 increase in service charge income compared to the same period last year. Earnings on investments in life insurance increased $3,000 and earnings on deferred fees plan decreased $1,000 for the three months ended March 31, 2026, compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income increased $5,000 for the three months ended March 31, 2026, compared to the same period last year, primarily due to additional fee income.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$806	$839	$(33)	3.93%
Building, occupancy and equipment	297	268	29	10.82%
Other non-interest expense	270	270	—	—%
Professional fees	160	152	8	5.26%
Data processing	105	102	3	2.94%
Directors fees	93	85	8	9.41%
Intangibles amortization expense	81	92	(11)	11.96%
Postage and supplies	35	37	(2)	5.41%
Earnings on deferred fees plan	7	8	(1)	12.50%
Foreclosed assets, net	(6)	—	(6)	100.00%
Total non-interest expense	$1,848	$1,853	$(5)

The decrease in total non-interest expense included a $33,000 decrease in salaries and employee benefits for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily due to staffing changes over the prior year. Foreclosed assets, net decreased $6,000 to a net benefit of $6,000 for the three months ended March 31, 2026, compared to no expense for the three months ended March 31, 2025. The change was primarily due to the sale of a foreclosed property during the three months ended March 31, 2026.

Income Taxes

The Company recorded an income tax expense of $4,000 for the three months ended March 31, 2026 and an income tax benefit of $16,000 for the three months ended March 31, 2025. The increase in income taxes resulted from an increase in pre-tax book income and a change in tax-exempt income. The Company’s effective income tax rates were 1.81% and (15.69)% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective income tax rate for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily related to the increase in pre-tax book income and fluctuations in permanent tax differences.

Results of Operations for the Six Months Ended March 31, 2026 and 2025

Financial Highlights

Net income for the six months ended March 31, 2026 was $504,000, compared to $278,000 for the six months ended March 31, 2025. Net income for the six months ended March 31, 2026 was higher than the six months ended March 31, 2025 primarily due to a $103,000  gain recognized from a bank-owned life insurance death benefit and a $165,000 increase in net interest income. The Company also recorded an $18,000 provision for credit losses for the six months ended March 31, 2026 compared to a $15,000 provision for credit losses for the six months ended March 31, 2025. Interest expense for the six months ended March 31, 2026 was $787,000 compared to $791,000 for the six months ended March 31, 2025, primarily due to a $104,000 decrease in interest expense on deposits, partially offset by a $100,000 increase in interest expense in Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $3.7 million for the six months ended March 31, 2026, as compared to $3.5 million for the six months ended March 31, 2025. Net interest income for the six months ended March 31, 2026 increased by $165,000, or 4.70%, primarily due to an increase in interest income on loans of $276,000 and a decrease in interest expense on deposits of $104,000, partially offset by an increase in interest expense in Federal Home Loan Bank advances of $100,000 and a decrease in interest income on securities of $86,000.

Interest income increased by $161,000, or 3.74%, for the six months ended March 31, 2026 due to an increase in loan income from an increase in loan origination and loan repricing, partially offset by a decrease in interest on taxable securities.

Interest expense decreased by $4,000, or 0.51%, due to a decrease in interest expense on deposits, partially offset by an increase in Federal Home Loan Bank borrowing interest expense.

Net interest margin increased by 12 basis points, to 4.14% compared to 4.02% for the six months ended March 31, 2026 driven primarily by an increase in net interest income.

Provision for Credit Losses

Management recorded credit loss provisions of $18,000 and $15,000 for the six months ended March 31, 2026 and 2025, respectively. Based on a review of the loans that were in the loan portfolio at March 31, 2026, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $959,000 and $695,000 at March 31, 2026 and September 30, 2025, respectively. At March 31, 2026 and September 30, 2025, non-performing loans consisted of $851,000 and $679,000 of non-performing residential mortgage loans, respectively.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Six Months Ended March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$178	$157	$21	13.38%
ATM card fees	131	132	(1)	0.76%
Gain on life insurance death benefit	103	—	103	100.00%
Earnings on investment in bank owned life insurance	92	82	10	12.20%
Earnings on deferred fees plan	30	2	28	1,400.00%
Earnings on secondary market programs	20	25	(5)	20.00%
Other non-interest income	15	63	(48)	76.19%
Realized gain on sales of securities - AFS	2	—	2	100.00%
Unrealized loss on swap agreements	—	(9)	9	100.00%
Total non-interest income	$571	$452	$119

The increase in total non-interest income for the six months ended March 31, 2026, was primarily due to a $103,000 gain recognized from a bank-owned life insurance death benefit. Earnings on investments in life insurance increased $10,000 and earnings on deferred fees plan increased $28,000 for the six months ended March 31, 2026, compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income decreased $48,000 for the six months ended March 31, 2026, compared to the same period last year, primarily due to additional income from a tax-related refund recognized in the comparable period last year that did not recur this year.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Six Months Ended March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$1,705	$1,712	$(7)	0.41%
Building, occupancy and equipment	539	492	47	9.55%
Other non-interest expense	526	539	(13)	2.41%
Professional fees	310	308	2	0.65%
Data processing	210	209	1	0.48%
Directors fees	187	181	6	3.31%
Intangibles amortization expense	162	185	(23)	12.43%
Postage and supplies	57	59	(2)	3.39%
Earnings on deferred fees plan	30	2	28	1,400.00%
Foreclosed assets, net	(24)	1	(25)	2,500.00%
Total non-interest expense	$3,702	$3,688	$14

The increase in total non-interest expense included a $47,000 increase in building, occupancy and equipment expense for the six months ended March 31, 2026 compared to the six months ended March 31, 2025. This was primarily due to higher utility costs and increased snow removal expenses during the winter season. Foreclosed assets, net decreased $25,000 to a net benefit of $24,000 for the six months ended March 31, 2026, compared to net expense of $1,000 for the six months ended March 31, 2025. The change was primarily due to a favorable fair value adjustment on a foreclosed property and the sale of a different foreclosed property during the six months ended March 31, 2026.

Income Taxes

The Company recorded an income tax expense of $24,000 for the six months ended March 31, 2026 and an income tax benefit of $17,000 for the six months ended March 31, 2025. The increase in income taxes resulted from an increase in pre-tax book income and a change in tax-exempt income. The Company’s effective income tax rates were 4.55% and (6.51)% for the six months ended March 31, 2026 and 2025, respectively. The increase in the effective income tax rate for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, was primarily related to the increase in pre-tax book income and fluctuations in permanent tax differences.

Asset Quality

Non-performing loans were $959,000 and $695,000 at March 31, 2026 and September 30, 2025, respectively. At March 31, 2026 and September 30, 2025, non-performing loans consisted of $851,000 and $679,000 of non-performing residential mortgage loans, respectively.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on economic or legal reasons related to the borrower’s financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the six months ended March 31, 2026. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $490,000 and $455,000 for the three and six months ended March 31, 2026 and 2025, respectively.

For the Three Months Ended March 31,
2026	2025
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets:
Loans	$132,082	$1,824	5.60%	$125,011	$1,681	5.45%
Securities	43,776	386	3.58%	47,404	433	3.70%
Other short term investments	1,801	14	3.15%	2,246	23	4.15%
Total interest-earning assets	177,659	2,224	5.08%	174,661	2,137	4.96%
Noninterest-earning assets	21,860	22,023
Total assets	$199,519	$196,684

Interest-bearing liabilities:
Regular savings and club deposits	52,660	15	0.12%	57,734	16	0.11%
Money market and NOW deposits	51,259	31	0.25%	48,918	17	0.14%
Certificates of deposit	36,626	293	3.24%	38,559	357	3.75%
Total interest-bearing deposits	140,545	339	0.98%	145,211	390	1.09%
Federal Home Loan Bank advances and other borrowings	3,927	37	3.82%	—	—	—%
Total interest-bearing liabilities	144,472	376	1.06%	145,211	390	1.09%
Noninterest-bearing demand deposits	19,180	19,376
Other noninterest-bearing liabilities	3,061	575
Total liabilities	166,713	165,162
Total shareholders’ equity	32,806	31,522
Total liabilities and shareholders’ equity	$199,519	$196,684
Net interest income	$1,848	$1,747
Net interest rate spread(1)	4.02%	3.87%
Net interest-earning assets(2)	$33,187	$29,450
Net interest margin(3)	4.22%	4.06%
Average interest-earning assets to interest-bearing liabilities	1.23	x	1.20	x
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Six Months Ended March 31,
2026	2025
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)

Interest-earning assets:
Loans	$131,972	$3,649	5.55%	$124,819	$3,373	5.42%
Securities	44,365	780	3.53%	47,604	866	3.65%
Other short-term investments	1,933	35	3.63%	2,693	64	4.77%
Total interest-earning assets	178,270	4,464	5.02%	175,116	4,303	4.93%
Noninterest-earning assets	21,940	22,066
Total assets	$200,210	$197,182

Interest-bearing liabilities(1):
Regular savings and club deposits	53,180	34	0.13%	58,019	35	0.12%
Money market and NOW deposits(2)	50,499	57	0.23%	47,948	22	0.09%
Certificates of deposit	36,425	596	3.28%	38,174	734	3.86%
Total interest-bearing deposits	140,104	687	0.98%	144,141	791	1.10%
Federal Home Loan Bank advances and other borrowings	4,906	100	4.09%	—	—	—%
Total interest-bearing liabilities	145,010	787	1.09%	144,141	791	1.10%
Noninterest-bearing demand deposits	20,037	20,513
Other noninterest-bearing liabilities	2,640	520
Total liabilities	167,687	165,174
Total shareholders’ equity	32,523	32,008
Total liabilities and shareholders’ equity	$200,210	$197,182
Net interest income	$3,677	$3,512
Net interest rate spread(3)	3.93%	3.83%
Net interest-earning assets(4)	$33,260	$30,975
Net interest margin(5)	4.14%	4.02%
Average interest-earning assets to interest-bearing liabilities	1.23	x	1.21	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Six Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Interest on money market and NOW deposit accounts	$57	$22
Impact of swap agreements	—	(10)
Interest on deposits, excluding impact of swap agreements	57	$32
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2026			Six Months Ended March 31, 2026
	Compared to			Compared to
	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	96	47	143	195	81	276
Securities	(33)	(14)	(47)	(58)	(28)	(86)
Other short-term investments	(4)	(5)	(9)	(16)	(13)	(29)
Total interest-earning assets	59	28	87	121	40	161

Interest-bearing liabilities:
Regular savings and club deposits	(2)	1	(1)	(3)	2	(1)
Money market and NOW deposits	1	13	14	1	34	35
Certificates of deposit	(17)	(47)	(64)	(32)	(106)	(138)
Total deposits	(18)	(33)	(51)	(34)	(70)	(104)
Federal Home Loan Bank advances and other borrowings	37	—	37	100	—	100
Total interest-bearing liabilities	19	(33)	(14)	66	(70)	(4)
			—
Change in net interest income	40	61	101	55	110	165

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At March 31, 2026, there $1.0 million in outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow an additional $62.7 million. Additionally, at March 31, 2026, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At March 31, 2026, there were no outstanding balances under any of these additional credit facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by (used in) operating activities was $0.8 million and $(0.1) million for the six months ended March 31, 2026 and 2025, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $1.4 million and $0.3 million for the six months ended March 31, 2026 and 2025, respectively. Net cash (used in) provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $(0.9) million for the six months ended March 31, 2026 and was $1.3 million for the six months ended March 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of March 31, 2026. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of March 31, 2026 or September 30, 2025.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At March 31, 2026 and September 30, 2025, Bancorp (on an unconsolidated basis) had liquid assets of $0.8 million and $1.3 million, respectively.

At March 31, 2026 and September 30, 2025, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2026 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2026 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	7,091	(598)
+300	7,203	(486)
+200	7,336	(353)
+100	7,508	(181)
Level	7,689	—
-100	7,711	22
-200	7,659	(30)
-300	7,454	(235)
-400	7,345	(344)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	38,785	(12,439)	(24.28)%	24.63%	(2.63)%
+300	41,185	(10,039)	(19.60)%	25.14%	(2.12)%
+200	43,815	(7,409)	(14.46)%	25.65%	(1.61)%
+100	46,794	(4,430)	(8.65)%	26.23%	(1.03)%
—	51,224	—	—	27.26%	—
-100	53,978	2,754	5.38%	27.32%	0.06%
-200	53,629	2,405	4.70%	26.15%	(1.11)%
-300	50,060	(1,164)	(2.27)%	23.80%	(3.46)%
-400	47,315	(3,909)	(7.63)%	21.83%	(5.43)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended March 31, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on December 19, 2025. Except as set forth below, as of March 31, 2026, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Regulatory approvals related to our pending application for the Bank’s conversion to a national banking association charter, as well as our pending application for the merger of GS&L Municipal Bank with and into the Bank immediately following the completion of the charter conversion transaction, may not be approved, may take longer to receive than expected or may impose burdensome conditions that are not presently anticipated, which could impose additional costs and/or delay or prevent the completion of the proposed charter conversion and/or the proposed bank merger.

On March 27, 2026, the Bank filed (i) an application with the OCC to convert from a New York chartered stock savings and loan association to a national banking association (the “Charter Conversion”) and (ii) an application with the OCC to merge GS&L Municipal Bank with and into the Bank, with the Bank continuing as the surviving institution, immediately following the effective time of the Charter Conversion.  In connection with the Charter Conversion, the Company will also file an application with the Federal Reserve Bank of New York to convert from a savings and loan holding company to a bank holding company. The Charter Conversion and Bank Merger each remain subject to regulatory approval by the OCC and the Federal Reserve, as applicable, and no timeline has been established for the completion of the Charter Conversion and/or the Bank Merger.  There can be no assurance as to whether the regulatory approvals will be received, or the timing of the approvals, with respect to the Charter Conversion or Bank Merger.  In addition, governmental entities may impose conditions on the completion of the Charter Conversion and/or the Bank Merger or require changes to the terms of the proposed Charter Conversion and/or Bank Merger. Any such conditions or changes could have the effect of delaying completion of the proposed Charter Conversion and/or Bank Merger or imposing additional costs on or limiting the revenues of the Company following the completion of the Charter Conversion and/or Bank Merger, any of which might have a material adverse effect on the Company following the completion of the Charter Conversion and/or Bank Merger.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2026:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
January 1 to 31, 2026	920	$17.46	60,601	47,533
February 1 to 28, 2026	5,300	17.66	65,901	42,233
March 1 to 31, 2026	2,500	17.57	68,401	39,733
Total	8,720	$17.61	68,401

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2026, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	May 12, 2026	By:	/s/ Stephen M. Jefferies
Stephen M. Jefferies
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2026	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)