Form 10-Q
period 2026-06-30
Gouverneur Bancorp, Inc./MD/
filed 2026-08-13
CIK 1978811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the issuer’s common stock, as of August 11, 2026:  1,058,922 shares.

GOUVERNEUR BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements - Unaudited

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	June 30,	September 30,
	2026	2025
	(unaudited)
Assets:
Cash and due from banks	$4,204	$3,949
Interest-bearing deposits in bank	2,135	710
Total cash and cash equivalents	6,339	4,659

Securities available-for-sale, at fair value	35,194	40,931

Loans receivable, net of allowance for credit losses: June 30, 2026: $1,126 and September 30, 2025:
$1,100 and net of discount at June 30, 2026: $629 and September 30, 2025: $714 and
deferred loan fees of $489 at June 30, 2026 and $483 at September 30, 2025	135,297	131,504

Investments in restricted stock, at cost	968	1,109
Bank owned life insurance	6,980	7,307
Premises and equipment, net	3,082	2,904
Foreclosed real estate, net	48	105
Core deposit intangible, net	1,051	1,294
Goodwill	4,237	4,237
Accrued interest receivable and other assets	5,482	4,478
Total assets	$198,678	$198,528

Liabilities:
Deposits:
Non-interest-bearing demand	$18,622	$18,167
NOW and money market	49,264	46,870
Savings and club	50,184	53,712
Time certificates	37,611	36,031
Total deposits	155,681	154,780

Advances from the Federal Home Loan Bank	4,000	7,000
Advanced payments from borrowers for taxes and insurance	1,493	501
Accrued interest payable and other liabilities	4,753	4,139
Total liabilities	165,927	166,420

Shareholders' Equity:
Preferred stock, $.01 par value: June 30, 2026 and September 30, 2025: 25,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value: June 30, 2026 and September 30, 2025: 75,000,000 shares authorized;
June 30, 2026: 1,107,134 issued and 1,059,003 outstanding and
September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,334	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares June 30, 2026: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,524	28,972
Accumulated other comprehensive loss	(1,983)	(2,187)
Authorized but unissued stock, at cost, (shares June 30, 2026: 48,131: September 30, 2025: 56,189)	(672)	(701)
Total shareholders' equity	32,751	32,108
Total liabilities and shareholders' equity	$198,678	$198,528

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans, net	$1,870	$1,720	$5,519	$5,093
Securities-taxable	228	290	745	900
Securities-non-taxable	130	128	393	384
Other short-term investments	24	32	59	96
Total interest income	2,252	2,170	6,716	6,473

Interest expense:
Deposits	347	360	1,034	1,161
Net swap income on deposit hedge	—	—	—	(10)
Borrowings – short term and long term	34	—	134	—
Total interest expense	381	360	1,168	1,151

Net interest income	1,871	1,810	5,548	5,322
Provision (benefit) for credit losses:
Loans	10	9	29	29
Unfunded commitments	2	3	1	(2)
Net interest income after provision for credit losses	1,859	1,798	5,518	5,295

Non-interest income:
Service charges	82	81	260	238
ATM card fees	69	72	200	204
Realized gain on sales of securities – AFS	—	—	2	—
Loss on disposal of premises and equipment, net	(2)	—	(2)	—
Gain on life insurance death benefit	—	—	103	—
Earnings on investment in life insurance	45	43	137	125
Earnings on deferred fees plan	18	28	48	30
Unrealized loss on swap agreements	—	—	—	(9)
Earnings on secondary market programs	9	9	29	34
Other non-interest income	34	23	49	86
Total non-interest income, net	255	256	826	708

Non-interest expenses:
Salaries and employee benefits	839	842	2,544	2,554
Directors fees	94	82	281	263
Earnings on deferred fees plan	18	28	48	30
Building, occupancy and equipment	245	218	784	710
Data processing	103	100	313	309
Postage and supplies	29	28	86	87
Professional fees	173	180	483	488
Intangibles amortization	81	93	243	278
Foreclosed assets, net	(18)	18	(42)	19
Other non-interest expense	297	197	823	736
Total non-interest expenses, net	1,861	1,786	5,563	5,474

Income before income tax expense	253	268	781	529
Income tax expense	14	51	38	34
Net income	$239	$217	$743	$495

Earnings per common share – basic	$0.23	$0.22	$0.72	$0.48
Earnings per common share – diluted	$0.23	$0.22	$0.72	$0.48

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$239	$217	$743	$495
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) arising during period	(189)	(66)	153	(1,362)
Deferred tax expense (benefit)	(40)	(14)	32	(286)
Reclassification adjustment for realized gain recognized in net income	—	—	(2)	—
Tax expense	—	—	—	—
Unrealized holding gain (loss) on securities, net of deferred taxes	(149)	(52)	119	(1,076)

Post-retirement benefit (expense)	46	(20)	108	(49)
Deferred tax expense (benefit)	10	(4)	23	(10)
Post-retirement benefit (expense), net of deferred taxes	36	(16)	85	(39)

Total other comprehensive income (loss)	(113)	(68)	204	(1,115)
Total comprehensive income (loss)	$126	$149	$947	$(620)

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2026 and 2025

(In thousands, except share and per share data) (Unaudited)

			Unearned		Accumulated
		Additional	Common		Other	Authorized	Total
	Common	Paid-in	Stock	Retained	Comprehensive	but Unissued	Shareholder’s
	Stock	Capital	held by ESOP	Earnings	Income (Loss)	Stock	Equity
Balance at March 31, 2025 (unaudited)	$11	$6,496	$(501)	$28,602	$(2,653)	$(598)	$31,357
Comprehensive income:
Net income	—	—	—	217	—	—	217
Net postretirement expense, net of deferred taxes	—	—	—	—	(16)	—	(16)
Unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	(52)	—	(52)
Total comprehensive income							149
Restricted stock expense	—	5	—	—	—	—	5
Stock option expense	—	4	—	—	—	—	4
Repurchase of authorized stock (2,728 shares)	—	—	—	—	—	(34)	(34)
Cash dividends declared, $0.08 per share	—	—	—	(84)	—	—
Balance at June 30, 2025 (unaudited)	$11	$6,505	$(501)	$28,735	$(2,721)	$(632)	$31,397

Balance at March 31, 2026 (unaudited)	$11	$6,309	$(463)	$29,382	$(1,870)	$(637)	$32,732
Comprehensive income:
Net income	—	—	—	239	—	—	239
Net postretirement benefit, net of deferred taxes	—	—	—	—	36	—	36
Unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	(149)	—	(149)
Total comprehensive income							126
Restricted stock expense	—	14	—	—	—	—	14
Stock option expense	—	12	—	—	—	—	12
Issuance of common stock from stock option exercises (542 shares)	—	(1)	—	—	—	7	6
Repurchase of authorized stock (2,233 shares)	—	—	—	—	—	(42)	(42)
Cash dividends declared, $0.09 per share	—	—	—	(97)	—	—	(97)
Balance at June 30, 2026 (unaudited)	$11	$6,334	$(463)	$29,524	$(1,983)	$(672)	$32,751

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended June 30, 2026 and 2025

(In thousands, except share and per share data) (Unaudited)

			Unearned		Accumulated
		Additional	Common		Other	Authorized	Total
	Common	Paid-in	Stock	Retained	Comprehensive	but Unissued	Shareholders'
	Stock	Capital	held by ESOP	Earnings	Income (Loss)	Stock	Equity
Balance at September 30, 2024	$11	$6,487	$(540)	$28,413	$(1,606)	$—	$32,765
Comprehensive loss:
Net income	—	—	—	495	—	—	495
Net postretirement expense, net of deferred taxes	—	—	—	—	(39)	—	(39)
Unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	(1,076)	—	(1,076)
Total comprehensive loss							(620)
Restricted stock expense	—	9	—	—	—	—	9
Stock option expense	—	6	—	—	—	—	6
Repurchase of authorized stock (51,463 shares)	—	—	—	—	—	(632)	(632)
ESOP shares committed to be released (3,856 shares)	—	3	39	—	—	—	42
Cash dividends declared, $0.16 per share	—	—	—	(173)	—	—	(173)
Balance at June 30, 2025 (unaudited)	$11	$6,505	$(501)	$28,735	$(2,721)	$(632)	$31,397

Balance at September 30, 2025	$11	$6,514	$(501)	$28,972	$(2,187)	$(701)	$32,108
Comprehensive income:
Net income	—	—	—	743	—	—	743
Net postretirement benefit, net of deferred taxes	—	—	—	—	85	—	85
Unrealized losses on securities available-for-sale, net of deferred taxes	—	—	—	—	119	—	119
Total comprehensive income							947
Restricted stock expense	—	37	—	—	—	—	37
Stock option expense	—	30	—	—	—	—	30
Issuance of common stock from stock option exercises (1,826 shares)	—	(2)	—	—	—	24	22
Issuance of restricted stock from authorized but unissued stock (20,677 shares)	—	(260)	—	—	—	260	—
Repurchase of authorized stock (14,445 shares)	—	—	—	—	—	(255)	(255)
ESOP shares committed to be released (3,856 shares)	—	15	38	—	—	—	53
Cash dividends declared, $0.18 per share	—	—	—	(191)	—	—	(191)
Balance at June 30, 2026 (unaudited)	$11	$6,334	$(463)	$29,524	$(1,983)	$(672)	$32,751

See accompanying notes to consolidated financial statements.

GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net Income	$743	$495
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	30	27
Net amortization of deferred fees on loans	60	54
Net amortization of securities premiums and discounts	(287)	(418)
Depreciation	150	151
Net realized gains on sale of securities available-for-sale (AFS)	(2)	—
Net amortization of core deposit intangible	243	278
Net realized losses on disposal of premises and equipment	2	—
Net realized gains on sale of foreclosed assets	(39)	—
ESOP expense for shares committed to be released	53	42
Proceeds from bank owned life insurance death benefit	566	—
Gain on bank owned life insurance death benefit	(103)	—
Earnings on investment in bank owned life insurance	(137)	(125)
Stock based compensation expense	67	15
Net change in accrued interest receivable and other assets	(1,102)	(395)
Net change in accrued interest payable and other liabilities	723	507
Net cash provided by operating activities	967	631
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales of securities (AFS)	1,711	—
Proceeds from maturities and principal reductions of securities (AFS)	13,655	3,886
Purchases of securities (AFS)	(9,189)	(1,179)
Redemptions of FHLB stock	141	10
Net increase in loans receivable	(3,941)	(1,876)
Additions to premises and equipment	(330)	(105)
Proceeds from the sale of foreclosed assets	197	—
Net cash provided by investing activities	2,244	736
Cash flows from financing activities:
Net increase/(decrease) in deposits	901	(488)
Net change in short-term borrowings	(3,000)	—
Advance payments by borrowers for property taxes and insurance, net	992	761
Proceeds from stock option exercises	22	—
Repurchase of authorized stock	(255)	(632)
Cash dividends paid to common stock shareholders	(191)	(173)
Net cash used in financing activities	(1,531)	(532)
Net increase in cash and cash equivalents	1,680	835
Cash and cash equivalents – Beginning of Period	4,659	6,370
Cash and cash equivalents – End of Period	$6,339	$7,205
Supplemental disclosures:
Cash paid during the period for interest	$1,157	$1,132
Loans receivable transferred to foreclosed assets during the period	60	117

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (“Bancorp”) and Gouverneur Savings and Loan Association (the “Bank”), the wholly owned and only direct subsidiary of Bancorp, and GS&L Municipal Bank, the wholly owned and only subsidiary of the Bank, (collectively referred to as the “Company”) as of June 30, 2026 (unaudited) and September 30, 2025 and for the three and nine-month periods ended June 30, 2026 and 2025 (unaudited). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

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

On March 27, 2026, the Bank filed (i) an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a New York chartered stock savings and loan association to a national banking association (the “Charter Conversion”) and (ii) an application with the OCC to merge GS&L Municipal Bank with and into the Bank, with the Bank continuing as the surviving institution (the “Bank Merger”), immediately after the effective time of the Charter Conversion. In July 2026, the Bank withdrew the applications previously filed with the OCC in connection with the proposed Charter Conversion and Bank Merger. As a result, the Bank remains a New York chartered stock savings and loan association regulated by the Federal Deposit Insurance Corporation and the New York State Department of Financial Services and GS&L Municipal Bank remains a wholly owned subsidiary of the Bank.

All adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and nine-month periods ended June 30, 2026 and 2025.  The results of operations for the three and nine-month periods ended June 30, 2026 are not necessarily indicative of the results which may be expected for an entire fiscal year or any other period.

The data in the consolidated statements of financial condition for September 30, 2025 was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025.  That data, along with the interim financial information presented in the consolidated statements of financial condition, earnings, comprehensive income (loss), shareholders’ equity and cash flows should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended September 30, 2025, including the notes thereto.  Certain amounts for the three-month and nine-month periods ended June 30, 2025 were reclassified to conform to the presentation for the three and nine-month periods ended June 30, 2026. The results of operations and cash flows were not modified as a result of these reclassifications.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Bancorp and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, GS&L Municipal Bank.

At June 30, 2026, GS&L Municipal Bank held $15.9 million of the Bank’s $35.2 million investment securities portfolio and $16.0 million of the Bank’s deposits.

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

Allowance for Credit Losses – Available-for-Sale Securities

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

Changes in the allowance for credit loss are recorded as provision for (benefit from) credit loss expense on the accompanying consolidated statements of earnings. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026 and September 30, 2025 there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $178,000 and $214,000 at June 30, 2026 and September 30, 2025, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $430,000 and $415,000 at June 30, 2026 and September 30, 2025, respectively, and is included as a component of accrued interest receivable and other assets on the accompanying consolidated statements of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The table below sets forth the computation of basic and diluted earnings per common share for the three and nine-month periods ended June 30, 2026 (unaudited) and 2025 (In thousands, except per share data).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$239	$217	$743	$495

Weighted average common shares outstanding - basic	1,032	1,006	1,032	1,031
Dilutive effect of stock options	1	—	1	—
Weighted average common shares outstanding - diluted	1,033	1,006	1,033	1,031

Basic earnings per common share	$0.23	$0.22	$0.72	$0.48
Diluted earnings per common share	$0.23	$0.22	$0.72	$0.48

Diluted earnings per share for the three and nine-months ended June 30, 2026 includes the effect of dilutive stock options; however, the impact was not material. There were no dilutive or antidilutive shares at June 30, 2025.

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income and the net change for the period in after-tax unrealized gains or losses on available-for-sale debt securities and post-retirement obligations.

The following table shows the components of accumulated other comprehensive loss on the accompanying consolidated statements of financial condition at June 30, 2026 (unaudited) and September 30, 2025:

	June 30,	September 30,
	2026	2025

	(In Thousands)

Unrealized Loss on Available-for-Sale Securities, net	$(2,303)	$(2,454)
Deferred Tax Effect	483	515
Net Unrealized Loss on Available-for-Sale Securities	(1,820)	(1,939)

Unrealized Loss for Pension and Other Postretirement Obligations	$(206)	$(314)
Deferred Tax Effect	43	66
Net Unrealized Loss for Pension and Other Postretirement Obligations	(163)	(248)

Total Accumulated Other Comprehensive Loss	$(1,983)	$(2,187)

NOTE 5:  INVESTMENT SECURITIES

The amortized cost of debt securities and their approximate fair value at June 30, 2026 (unaudited) is represented in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(unaudited) (In Thousands)
AVAILABLE FOR SALE
U.S. Government Treasuries	$—	$—	$—	$—
U.S. Government Agencies	4,320	1	(31)	4,290
Mortgaged-Backed Securities	11,917	9	(455)	11,471
Municipal Securities	20,238	72	(1,881)	18,429
SBA Securities	1,022	1	(19)	1,004
	$37,497	$83	$(2,386)	$35,194

The amortized cost of debt securities and their approximate fair value at September 30, 2025 is represented in the table below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. Government Treasuries	$2,415	$1	$—	$2,416
U.S. Government Agencies	6,712	23	(1)	6,734
Mortgaged-Backed Securities	11,433	41	(355)	11,119
Municipal Securities	21,282	74	(2,243)	19,113
SBA Securities	1,543	8	(2)	1,549
	$43,385	$147	$(2,601)	$40,931

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2026 (unaudited) is as shown below. Expected maturities will differ from contractual maturities call or prepay obligations with or without call or prepayment penalties.

	Debt Securities
	Available-for-Sale
	Amortized
	Cost	Fair Value

	(In Thousands)
Due Within One Year	$2,252	$2,252
Due After One Year Through Five Years	2,397	2,376
Due After Five Years Through Ten Years	8,241	7,871
Due After Ten Years	11,668	10,220
	24,558	22,719
Mortgage-Backed & SBA Securities with no set maturity	12,939	12,475
	$37,497	$35,194

The realized gains and losses from the sale of available-for-sale investments for the three and nine-month periods ended June 30, 2026 and 2025 (unaudited) is as shown below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(unaudited)
	(In Thousands)

Proceeds	$—	$—	$1,711	$—
Cost	—	—	(1,709)	—
Net Realized Gains	$—	$—	$2	$—
Gross Realized Gains	$—	$—	$2	$—
Gross Realized Losses	—	—	—	—
Net Realized Gains	$—	$—	$2	$—

Information pertaining to securities with gross unrealized losses at June 30, 2026 (unaudited), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than Twelve months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(In Thousands)
June 30, 2026
Securities Available-for-Sale:
US Government Treasuries & Agencies	$31	$3,579	$—	$—	$31	$3,579
Mortgage-backed & SBA Securities	108	5,630	366	4,802	474	10,432
Municipal Securities	13	1,851	1,868	9,214	1,881	11,065
	$152	$11,060	$2,234	$14,016	$2,386	$25,076

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

Management believes the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. The Company had 39 and 26 securities in an unrealized loss position of less than twelve months at June 30, 2026 and September 30, 2025, respectively, and 67 and 66 securities in an unrealized loss position of 12 months or more at June 30, 2026 and September 30, 2025, respectively. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses do not represent credit impairment of the securities and therefore no allowance for credit loss has been recorded as of June 30, 2026 or September 30, 2025.

NOTE 6: LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The components of loans receivable, net, at June 30, 2026 (unaudited) and September 30, 2025 are as shown in the table below:

	As of June 30,	As of September 30,
	2026	2025

	Total Loans
	(unaudited)
	(In Thousands)
Real Estate Mortgages:
Residential	$112,673	$109,700
Commercial	11,081	10,807
Construction - Commercial	—	140
Construction - Residential	3,899	3,292
Home Equity	2,569	2,142
Other Loans:
Commercial Non-Mortgage	2,751	2,408
Automobile	1,372	1,849
Passbook	367	368
Consumer	1,851	2,129
Total Loans	136,563	132,835
Net Deferred Loan Origination Fees	489	483
Net Discounts on Purchased Loans	(629)	(714)
Allowance for Credit Losses	(1,126)	(1,100)
Loans Receivable, Net	$135,297	$131,504

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the 2022 Citizens Bank of Cape Vincent acquisition were as shown in the table below at June 30, 2026 (unaudited) and September 30, 2025:

	June 30, 2026	September 30, 2025
	(unaudited)
	(In Thousands)
Purchased Credit Impaired Loans
Outstanding Principal Balance	$—	$—
Carrying Amount	$—	$—
Purchased Non-Credit Impaired Loans
Outstanding Principal Balance	$24,063	$26,372
Carrying Amount	$23,434	$25,658
Total Purchased Loans
Outstanding Principal Balance	$24,063	$26,372
Carrying Amount	$23,434	$25,658

The Company did not hold any purchased loans with deteriorated credit quality as of June 30, 2026 or September 30, 2025. The Company did acquire a commercial secured performing loan which was subsequently classified as Substandard to ensure proper oversight and monitoring of the loan. The loan has performed in accordance with its modified loan terms for over four years. This loan was restructured in September 2023. Proceeds from the restructuring paid off current principal and interest due in the amount of $505,000. The borrower retained the same interest rate of 6.00% and received a 5-year callable note with 25-year amortization in exchange for extra real estate collateral. A $108,000 second position commercial mortgage was placed on the guarantor’s primary residence behind the Bank’s first position residential mortgage. The restructuring enhanced the Bank’s loan-to-value position while providing the borrower with a lower payment than the original contractual terms. The capitalization of interest, interest rate below market terms, and extension of the maturity date were concessions made to the borrower in exchange for additional collateral. The loan was removed from non-accrual status during the third quarter of fiscal year 2024. This loan has a negative fair value adjustment as a result of purchase price accounting of $22,000 and $42,000 at June 30, 2026 and September 30, 2025, respectively.

The Company sells first mortgage loans to third parties in the ordinary course of business, principally to the FHLB, a large purchaser of loans. These serviced loans are not included in the balances on the accompanying statements of financial condition, but the Company continues to collect the principal and interest payments on behalf of FHLB for a servicing fee. At June 30, 2026 and September 30, 2025, the total outstanding principal balance on these serviced loans was $10.8 million and $11.2 million, respectively.

The tables below present, by portfolio segment, the changes in the allowance for credit losses and the recorded investment in loans for the three and nine-months ended June 30, 2026 and 2025 (unaudited), and the year ended September 30, 2025.

Allowance for credit losses and recorded investment in loans as of and for the three months ended June 30, 2026 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total
			(In Thousands)	(Unaudited)
Allowance for Credit Losses:
Beginning Balance	$881	$154	$37	$—	$45	$1,117
Charge-offs	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	1	1
Transfer	(13)	3	10	—	—	—
Provisions	10	—	—	—	—	10
Ending Balance	$878	$157	$47	$—	$44	$1,126
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$867	$157	$47	$—	$44	$1,115
Loans Receivable:
Ending Balance	$119,141	$11,081	$2,740	$11	$3,590	$136,563
Ending Balance: Individually
Evaluated	$—	$739	$—	$—	$—	$739
Ending Balance: Collectively
Evaluated	$119,141	$10,342	$2,740	$11	$3,590	$135,824

Allowance for credit losses and recorded investment in loans as of and for the nine months ended June 30, 2026 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$859	$148	$38	$1	$54	$1,100
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	2	2
Transfer	(10)	9	9	(1)	(7)	—
Provisions	29	—	—	—	—	29
Ending Balance	$878	$157	$47	$—	$44	$1,126
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$867	$157	$47	$—	$44	$1,115

Allowance for credit losses and recorded investment in loans as of and for the three months ended June 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$811	$150	$41	$1	$61	$1,064
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	—	—
Transfer	8	(5)	(1)	—	(2)	—
Provisions	9	—	—	—	—	9
Ending Balance	$828	$145	$40	$1	$58	$1,072
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$817	$145	$40	$1	$58	$1,061

Allowance for credit losses and recorded investment in loans as of and for the nine months ended June 30, 2025 was follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$799	$156	$40	$—	$68	$1,063
Charge-offs	—	—	—	—	(22)	(22)
Recoveries	—	—	—	—	2	2
Transfer	—	(11)	—	1	10	—
Provisions	29	—	—	—	—	29
Ending Balance	$828	$145	$40	$1	$58	$1,072
Ending Balance: Individually
Evaluated	$11	$—	$—	$—	$—	$11
Ending Balance: Collectively
Evaluated	$817	$145	$40	$1	$58	$1,061

Allowance for credit losses and recorded investment in loans as of September 30, 2025 was as follows:

	Real Estate	Real Estate	Commercial	Commercial
	Residential	Commercial	Secured	Unsecured	Consumer	Total

	(In Thousands)
Allowance for Credit Losses:
Ending Balance: Collectively
Evaluated	$859	$148	$38	$1	$54	$1,100
Loans Receivable:
Ending Balance	$115,134	$10,947	$2,372	$36	$4,346	$132,835
Ending Balance: Individually
Evaluated	$45	$753	$—	$—	$92	$890
Ending Balance: Collectively
Evaluated	$115,089	$10,194	$2,372	$36	$4,254	$131,945

The following table presents performing and nonperforming real estate loans based on payment activity as of June 30, 2026 and September 30, 2025. Real estate loans include residential and commercial mortgages, construction loans and home equity loans. Payment activity is reviewed by management on a quarterly basis to determine how loans are performing. Loans are considered to be nonperforming when the number of days delinquent exceeds 89 days or the loan terms are modified with a borrower experiencing financial difficulty. The loan may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six consecutive months of current payments with no past due occurrences.

Performing and nonperforming real estate loans as of June 30, 2026 and September 30, 2025 were as follows:

	As of June 30,	As of September 30,
	2026	2025
	(unaudited)
	(In Thousands)
Performing	$128,873	$125,402
Nonperforming	1,349	679
Total real estate loans	$130,222	$126,081

Credit quality indicators as of June 30, 2026 and September 30, 2025 are as follows:

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

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of June 30, 2026:

	Pass	Special Mention	Substandard	Doubtful	Total

	(unaudited)
	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$116,572	$—	$—	$—	$116,572
Home Equity	2,569	—	—	—	2,569
Commercial	10,342	—	670	69	11,081
Total Mortgage Loans on Real Estate	129,483	—	670	69	130,222
Commercial	2,751	—	—	—	2,751
Consumer	3,590	—	—	—	3,590
Total Loans	$135,824	$—	$670	$69	$136,563

Credit risk profile for loans receivable held in portfolio by internally assigned grade as of September 30, 2025:

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Mortgage Loans on Real Estate
Residential, One to Four Family	$112,947	$—	$—	$45	$112,992
Home Equity	2,142	—	—	—	2,142
Commercial	10,194	—	753	—	10,947
Total Mortgage Loans on Real Estate	125,283	—	753	45	126,081
Commercial	2,408	—	—	—	2,408
Consumer	4,254	92	—	—	4,346
Total Loans	$131,945	$92	$753	$45	$132,835

Aging Analysis of Past Due Financing Receivables by Class

Following are tables which include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2026 and September 30, 2025. Any loans that are greater than 89 days past due as to interest and principal and still accruing interest are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccruals.

An aged analysis of past due financing receivables by class of financing receivable for loans held in portfolio as of June 30, 2026 are as follows:

			90 Days or			Total	90 Days or
	30 – 59 Days	60 – 89 Days	Greater	Total		Financing	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still accruing

	(In Thousands)
Residential Mortgage	$582	$141	$655	$1,378	$117,763	$119,141	$—
Commercial Mortgage	72	23	69	164	10,917	11,081	—
Commercial	—	9	—	9	2,742	2,751	—
Consumer	—	—	37	37	3,553	3,590	—
Total Loans	$654	$173	$761	$1,588	$134,975	$136,563	$—

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

There were no modified loans made to borrowers experiencing financial difficulty during the nine months ended June 30, 2026 or 2025.

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

As of June 30, 2026, the Company’s previously disclosed collateral dependent loan within the residential real estate loan segment, with an outstanding principal balance of $48,000 at December 31, 2025, was transferred to foreclosed real estate during the quarter ended March 31, 2026. The transfer was based on the Company obtaining physical possession of the collateral and the Company is seeking all steps to list and ultimately sell the property. The most recent estimated fair value of the collateral of $40,000 was based on a drive-by appraisal. Due to the limited nature of this valuation and the expectation that a full appraisal may support a higher value, no write-down was recorded upon transfer to foreclosed real estate. Accordingly, the specific allowance for credit losses of $11,200 associated with this loan remains appropriate as of June 30, 2026 based on the most recent full appraisal available to the Company. As of September 30, 2025, the Company held the same collateral dependent loan with an outstanding principal balance of $45,000.

Vintage Analysis

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026:

	Term Loans by Fiscal Year of Origination
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total

Real Estate - Residential
Pass	$11,195	$16,557	$8,746	$9,100	$13,563	$57,411	$2,569	$119,141
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$11,195	$16,557	$8,746	$9,100	$13,563	$57,411	$2,569	$119,141

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate - Commercial
Pass	$1,016	$1,507	$662	$1,695	$240	$5,222	$—	$10,342
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	509	—	161	—	670
Doubtful	—	—	—	—	—	69	—	69
Total Real Estate - Commercial	$1,016	$1,507	$662	$2,204	$240	$5,452	$—	$11,081

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Secured
Pass	$792	$458	$430	$289	$52	$719	$—	$2,740
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Secured	$792	$458	$430	$289	$52	$719	$—	$2,740

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Unsecured
Pass	$—	$—	$—	$—	$—	$11	$—	$11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Unsecured	$—	$—	$—	$—	$—	$11	$—	$11

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$702	$635	$666	$777	$264	$546	$—	$3,590
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$702	$635	$666	$777	$264	$546	$—	$3,590

Current period gross write-offs	$5	$—	$—	$—	$—	$—	$—	$5

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2026 (unaudited) and September 30, 2025:

	June 30, 2026			September 30, 2025
	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual	Nonaccrual loans	Nonaccrual loans	Total Nonaccrual
(In Thousands)	with No Allowance	with an Allowance	Loans	with No Allowance	with an Allowance	Loans
Real Estate - Residential	$—	$1,257	$1,257	$—	$679	$679
Real Estate - Commercial	—	92	92	—	—	—
Commercial - Secured	—	—	—	—	16	16
Commercial - Unsecured	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total Loans	$—	$1,349	$1,349	$—	$695	$695

The Company recognized no interest income on nonaccrual loans during the three and nine months ended June 30, 2026 or 2025.

The following table represents the accrued interest receivable written off by reversing interest income during the nine months ended June 30, 2026 and 2025:

	For the Nine Months Ended
	June 30, 2026	June 30, 2025

	(unaudited)
	(In Thousands)
Real Estate - Residential	$39	$15
Real Estate - Commercial	14	1
Commercial - Secured	—	—
Commercial - Unsecured	—	—
Consumer	—	—
Total Loans	$53	$16

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible assets arising from the fiscal 2022 acquisition of Citizens Bank of Cape Vincent is accounted for in accordance with the accounting guidance in FASB ASC Topic 350, Intangibles- Goodwill and Other. The Company recorded goodwill of $4.2 million and core deposit intangibles of $2.5 million in connection with the acquisition. As of June 30, 2026 (unaudited) and September 30, 2025, intangible assets, net, consisted of $1.1 million and $1.3 million, respectively, of core deposit intangibles, which are amortized over an estimated original useful life of ten years.

The Company performs its annual impairment evaluation on September 30 and will perform more frequently if events and circumstances indicate that the fair value is less than its carrying value.

Goodwill and core deposit intangibles at June 30, 2026 (unaudited) and September 30, 2025 are summarized as follows:

	As of June 30,			As of September 30,
	2026			2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In Thousands)
Goodwill	$4,237	$—	$4,237	$4,237	$—	$4,237
Core Deposit Intangible	$2,542	$(1,491)	$1,051	$2,542	$(1,248)	$1,294

No impairments of goodwill were recognized for the nine months ended June 30, 2026 or 2025. Amortization expense for other intangible assets was $81,000 and $93,000 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for other intangible assets was $243,000 and $278,000 for the nine months ended June 30, 2026 and 2025, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter, as of June 30, 2026, is summarized below:

Fiscal Year Ending
September 30,
(In Thousands)
2026	$80
2027	277
2028	231
2029	185
2030	139
Thereafter	139
$1,051

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

A summary of financial instrument commitments at June 30, 2026 (unaudited) and September 30, 2025 is shown below.

	June 30,	September 30,
	2026	2025
	(unaudited)
	(In Thousands)
Commitments to Grant Loans	$6,673	$3,107
Unfunded Commitments Under Lines of Credit	$4,714	$4,168

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

Commitments and Contingencies

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.  The Company had four standby letters of credit totaling $178,000 with no amounts outstanding as of June 30, 2026 or September 30, 2025.

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

Unfunded Commitments

The Company maintains an allowance for credit losses for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses for off-balance sheet credit exposures is adjusted through the provision for credit loss expense on the accompanying consolidated statements of earnings. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed within this note. The allowance for credit losses for unfunded loan commitments of $24,000 and $23,000 at June 30, 2026 and September 30, 2025, respectively, is separately classified on the consolidated statements of financial condition within accrued interest payable and other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30, 2026	June 30, 2025

	(unaudited)
	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$22	$20
Provision for credit loss - unfunded commitments	2	3
Ending Balance	$24	$23

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended June 30, 2026 and 2025.

	For the Nine Months Ended
	June 30, 2026	June 30, 2025

	(unaudited)
	(In Thousands)
Allowance for Credit Losses:
Beginning Balance	$23	$25
Provision for (benefit from) credit loss - unfunded commitments	1	(2)
Ending Balance	$24	$23

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

The capital conservation buffer at June 30, 2026 and September 30, 2025 is 2.50%. The Bank exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

As of June 30, 2026 and September 30, 2025, the Bank’s capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2026 and September 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

There are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company with less than $3.0 billion in consolidated assets. The Bank’s actual and required capital amounts and ratios are presented in the table below:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2026 (unaudited)
Total Capital (to Risk-Weighted Assets)	$29,534	25.7	≥	$9,180	≥	8.0	≥	$11,475	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	28,384	24.7	≥	6,885	≥	6.0	≥	9,180	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	28,384	24.7	≥	5,164	≥	4.5	≥	7,459	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	28,384	14.5	≥	7,814	≥	4.0	≥	9,767	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	29,534	17.7	≥	8,033	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$28,255	25.2	≥	$8,976	≥	8.0	≥	$11,221	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	27,133	24.2	≥	6,732	≥	6.0	≥	8,976	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	27,133	24.2	≥	5,049	≥	4.5	≥	7,293	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	27,133	13.9	≥	7,798	≥	4.0	≥	9,747	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	28,255	17.2	≥	7,854	≥	7.0	≥	N/A	≥	N/A

GS&L Municipal Bank’s actual and required capital amounts and ratios are as follows:

								Minimum to be Well
								Capitalized Under Prompt
				Minimum Capital				Corrective Action
	Actual			Requirement				Provisions
	Amount ($)	Ratio (%)		Amount ($)		Ratio (%)		Amount ($)		Ratio (%)

	(In Thousands)
As of June 30, 2026 (unaudited)
Total Capital (to Risk-Weighted Assets)	$15,088	92.8	≥	$1,301	≥	8.0	≥	$1,626	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	15,088	92.8	≥	975	≥	6.0	≥	1,301	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	15,088	92.8	≥	732	≥	4.5	≥	1,057	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	15,088	44.5	≥	1,357	≥	4.0	≥	1,696	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	15,088	84.8	≥	1,138	≥	7.0	≥	N/A	≥	N/A

As of September 30, 2025
Total Capital (to Risk-Weighted Assets)	$14,571	93.9	≥	$1,242	≥	8.0	≥	$1,552	≥	10.0
Tier 1 Capital (to Risk-Weighted Assets)	14,571	93.9	≥	931	≥	6.0	≥	1,242	≥	8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	14,571	93.9	≥	699	≥	4.5	≥	1,009	≥	6.5
Tier 1 Leverage Ratio (to Adjusted Total Assets)	14,571	40.0	≥	1,458	≥	4.0	≥	1,822	≥	5.0
Capital Conservation Buffer on Tier 1 Common Equity	14,571	85.9	≥	1,087	≥	7.0	≥	N/A	≥	N/A

NOTE 10: RETAINED EARNINGS

The Company declared and paid semi-annual cash dividends of $0.09 per share in both November 2025 and May 2026, totaling $191,000 in the first nine months of fiscal year 2026. The Company declared and paid semi-annual cash dividends of $0.08 per share in both November 2024 and May 2025, totaling $173,000 in fiscal year 2025.

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

Fair Value Measured on a Nonrecurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

For collateral dependent loans, market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client’s business. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for credit loss and adjusted accordingly, based on the same factors previously identified.

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

Fair values of assets measured on a nonrecurring basis at June 30, 2026 (unaudited) and September 30, 2025 are shown in the following table:

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2026 (unaudited)
Individually Evaluated Loans (collateral dependent)	$—	$—	$—	$—

Foreclosed Real Estate, Net	$48	$—	$—	$48

September 30, 2025
Individually Evaluated Loans (collateral dependent)	$45	$—	$—	$45

Foreclosed Real Estate, Net	$105	$—	$—	$105

The table below presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at June 30, 2026 (unaudited) and at September 30, 2025.

	Valuation Techniques	Unobservable Inputs	Weighted Average Range

Individually Evaluated Loans (collateral dependent)	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)
Discounted Cash Flow
Foreclosed Real Estate, Net	Appraisal of Collateral	Appraisal Adjustments	25% - 25% (25%)
	(Sales Approach)	Costs to Sell	6% - 10% (8%)

Fair Value Measured on a Recurring Basis

The following table presents the assets required to be measured and reported on a recurring basis on the Company’s Consolidated Statements of Financial Condition at their fair value as of June 30, 2026 (unaudited) and September 30, 2025 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	Total	Assets/Liabilities	Observable	Unobservable
	Fair Value	(Level 1 )	Inputs (Level 2)	Inputs (Level 3)

	(In Thousands)
June 30, 2026 (unaudited)

U.S. Government Treasuries	$—	$—	$—	$—
U.S. Government Agencies	4,290	—	4,290	—
Mortgaged-Backed Securities	11,471	—	11,471	—
Municipal Securities	18,429	—	18,429	—
SBA Securities	1,004	—	1,004	—
Available-for-Sale Securities	$35,194	$—	$35,194	$—

September 30, 2025

U.S. Government Treasuries	$2,416	$—	$2,416	$—
U.S. Government Agencies	6,734	—	6,734	—
Mortgaged-Backed Securities	11,119	—	11,119	—
Municipal Securities	19,113	—	19,113	—
SBA Securities	1,549	—	1,549	—
Available-for-Sale Securities	$40,931	$—	$40,931	$—

ASC 820 requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments at June 30, 2026 (unaudited) and at September 30, 2025 are as follows:

	Fair Value	June 30, 2026		September 30, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

		(unaudited)
		(In Thousands)
Financial Assets
Cash and due from banks	1	$4,204	$4,204	$3,949	$3,949
Interest bearing deposits with banks	1	2,135	2,135	710	710
Available-for-sale debt securities	2	35,194	35,194	40,931	40,931
Portfolio loans, net of deferred fees and allowance for credit losses	3	135,297	125,780	131,504	118,282
Investments in restricted stock	2	968	968	1,109	1,109
Accrued interest receivable	1	626	626	629	629

Financial Liabilities
Deposits	2	$155,681	$125,692	$154,780	$128,120
Accrued interest payable	1	15	15	4	4

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

Available-for-sale securities — For those available-for-sale debt securities where quoted prices are unavailable, fair values are calculated based on market prices of similar securities and, therefore, are classified as Level 2 within the valuation hierarchy.

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

The leases in which the Company is the lessee include real estate properties for a branch office facility and a lending office facility under noncancelable operating lease arrangements, whose current maturity dates are November 2026 and January 2027, respectively. The Company’s real estate lease agreements include an option to renew at the Company’s discretion which is not included in the maturity schedule below as management is not reasonably certain to exercise the renewal option. The Bank also leases a copier under the terms of an operating lease agreement. The lease reached its scheduled expiration in June 2026 and management is evaluating the contractual renewal provisions.

ASC 842, Leases, requires the Company to recognize a right-of-use (“ROU”) asset and corresponding lease liability included in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition.

Future maturities of operating lease liabilities with initial or remaining terms of one year or more as of June 30, 2026 are as follows for the respective future fiscal years ending September 30 (in thousands):

(unaudited)
2026	$7
2027	5
$12

Operating lease expense for the branch office and lending office amounted to $7,000 for both the three months ended June 30, 2026 and 2025. Operating lease expense for the equipment was approximately $2,000 for both the three months ended June 30, 2026 and 2025. Operating lease expense for the branch office and lending office amounted to $21,000 and $17,000 for the nine months ended June 30, 2026 and 2025, respectively. Operating lease expense for the equipment was approximately $5,000 for both the nine months ended June 30, 2026 and 2025.

The following tables presents information about the Company’s leases as of June 30, 2026 (unaudited) and September 30, 2025, respectively:

	June 30, 2026	September 30, 2025

	(In Thousands)

Operating lease right of use assets	$12	$37
Operating lease liabilities	12	37
Weighted average remaining lease term, in years:	0.48 years	1.15 years

The following table presents information about the Company’s lease activity for the three and nine month periods ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(unaudited)
	(In Thousands)
Lease expense:
Operating lease expense:	$9	$9	$26	$22
Total lease expense:	$9	$9	$26	$22
Cash paid for amounts included in measurement of lease liabilities:	$9	$9	$26	$22

NOTE 13: PARENT COMPANY FINANCIAL INFORMATION

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY
As of June 30, 2026 (unaudited) and September 30, 2025

	June 30, 2026	September 30, 2025
	(unaudited)
	(In Thousands, Except Share and Per Share Amounts)
Assets
Cash and Cash Equivalents:
Cash and due from banks	$42	$1,273
Interest bearing deposits with banks	602	—
Total Cash and Cash Equivalents	644	1,273

ESOP loan receivable	478	501

Accrued interest receivable and other assets	175	165
Investment in subsidiary	32,013	30,860

Total Assets	$33,310	$32,799

Liabilities and Shareholders' Equity
Accrued interest payable and other liabilities	$559	$691

Total Liabilities	559	691

Shareholders' Equity
Preferred stock, $.01 par value: June 30, 2026 and September 30, 2025:
25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: June 30, 2026 and September 30, 2025:
75,000,000 shares authorized; June 30, 2026: 1,107,134 issued and 1,059,003 outstanding
and September 30, 2025: 1,107,134 issued and 1,050,945 outstanding	11	11
Additional paid-in capital	6,334	6,514
Unearned common stock held by employee stock ownership plan
(unallocated shares June 30, 2026: 46,277: September 30, 2025: 50,133)	(463)	(501)
Retained earnings	29,524	28,972
Authorized but unissued stock, at cost, (shares June 30, 2026: 48,131: September 30, 2025: 56,189)	(672)	(701)
Accumulated other comprehensive loss	(1,983)	(2,187)
Total Shareholders' Equity	32,751	32,108

Total Liabilities and Shareholders' Equity	$33,310	$32,799

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF EARNINGS - PARENT COMPANY ONLY
For the Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(In Thousands, except per share data)
Interest Income:
Loans receivable, including fees	$—	$—	$43	$44

Total Interest Income	—	—	43	44

Net Interest Income	—	—	43	44

Non-interest Income:
Earnings on deferred fees plan	7	9	16	9
Other non-interest income	—	—	—	2
Earnings from subsidiaries	310	282	948	724

Total Non-interest Income	317	291	964	735

Non-interest Expenses:
Directors' fees	22	18	66	60
Earnings on deferred fees plan	7	9	16	9
Professional fees	16	14	75	74
Other non-interest expenses	33	33	107	141

Total Non-interest Expenses	78	74	264	284

Income before Income Tax Expense	239	217	743	495

Income Tax Expense	—	—	—	—

Net Income	$239	$217	$743	$495

Basic and Diluted Earnings Per Share	$0.23	$0.22	$0.72	$0.48

Gouverneur Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
For the Nine Months Ended June 30, 2026 and 2025 (unaudited)

	Nine Months Ended June 30,
	2026	2025

	(unaudited)
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$743	$495
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(948)	(725)
ESOP expense for shares committed to be released	53	42
Stock based compensation expense	67	15
Net change in accrued interest receivable and other assets	(10)	(3)
Net change in accrued interest payable and other liabilities	(133)	(42)

Net Cash Used in Operating Activities	(228)	(218)

Cash Flows from Investing Activities:
Net decrease in loans receivable	23	21

Net Cash Provided by Investing Activities	23	21

Cash Flows from Financing Activities:
Proceeds from stock option exercises	22	—
Repurchase of authorized stock	(255)	(632)
Cash dividends paid	(191)	(173)

Net Cash Used in Financing Activities	(424)	(805)

Net Decrease in Cash and Cash Equivalents	(629)	(1,002)

Cash and Cash Equivalents - Beginning of Period	1,273	2,440

Cash and Cash Equivalents - End of Period	$644	$1,438

NOTE 14: SUBSEQUENT EVENTS

On July 15, 2026, the Company executed the sale of 81 available-for-sale debt securities totaling $22.8 million, resulting in a gross realized loss of $2.0 million and total cash proceeds of $20.8 million. This sale transaction subsequently settled on July 17, 2026.

Concurrently, on July 15, 2026, the Company committed to purchasing six higher-yielding available-for-sale debt securities for an aggregate purchase price of $11.8 million, which settled on July 23, 2026. This reinvestment was primarily executed to maintain required regulatory pledging levels, with the remaining proceeds retained to support liquidity.

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

Allowance for Credit Losses

We consider the allowance for credit losses to be a critical accounting policy. Note 2 to the Company’s Consolidated Financial Statements for the three and nine months ended June 30, 2026 discusses significant accounting policies, including the allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Our financial results are affected by the changes in and the level of the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgement to estimate an appropriate allowance for credit losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. We also have approximately $1.4 million as of June 30, 2026 in non-performing assets consisting primarily of $1.3 million non-performing real estate loans. We continue to assess the collectability of these loans and update our appraisals on these loans as appropriate.

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

Comparison of Financial Condition at June 30, 2026 and September 30, 2025

Total assets increased by $0.2 million, or 0.08%, to $198.7 million at June 30, 2026 from $198.5 million at September 30, 2025. The increase in assets was primarily due to an increase in cash and cash equivalents of $1.7 million and an increase in loans receivable, net of $3.8 million, partially offset by a decrease in securities available for sale of $5.7 million and a decrease in bank-owned life insurance resulting from the receipt of $566 thousand of death benefit proceeds.

Cash and cash equivalents increased by $1.6 million, or 36.06%, to $6.3 million at June 30, 2026 from $4.7 million at September 30, 2025. The increase in cash and cash equivalents can be primarily attributed to an increase in deposits of $0.9 million along with an increase in advanced payments from borrowers for taxes and insurance of $1.0 million and a decrease in securities available for sale of $5.7 million, partially offset by an increase in loans receivable, net of $3.8 million and the repayment of $3.0 million of Federal Home Loan Bank advances.

Loans receivable, net of the allowance for credit losses, increased by $3.8 million, or 2.53%, to $135.3 million at June 30, 2026 from $131.5 million at September 30, 2025. The increase in loans receivable, net of the allowance for credit losses, was primarily due to an increase in originated loans by $6.0 million, partially offset by a decrease in total acquired loans of $2.2 million due to loan repayments.

Securities available for sale decreased by $5.7 million, or 14.02%, to $35.2 million at June 30, 2026 from $40.9 million at September 30, 2025. The decrease was primarily due to principal paydowns, maturities and sales, partially offset by reinvested proceeds for municipal deposit collateral requirements along with an increase in the market value on the portfolio. The unrealized loss on securities available for sale included in other comprehensive loss was $1.8 million at June 30, 2026, compared to $1.9 million at September 30, 2025, primarily due to fluctuations in market rates impacting the fair value of the investment portfolio.

Total deposits increased by $0.9 million, or 0.58%, to $155.7 million at June 30, 2026 from $154.8 million at September 30, 2025. The increase in deposits can primarily be attributed to a $1.6 million increase in time deposits, partially offset by a $0.7 million decrease in non-maturing deposits. The overall increase in deposits can be attributed to seasonal fluctuations with commercial deposits during the period, partially offset by a slight decrease in municipal deposits. Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit, currently set at $250,000 per insured account, were approximately $30.3 million at June 30, 2026 and $31.6 million at September 30, 2025. Municipal deposits held at GS&L Municipal Bank accounted for approximately $14.2 million and $18.0 million of the uninsured deposits at June 30, 2026 and September 30, 2025, respectively. At June 30, 2026, we had $62.4 million in available liquidity with the Federal Home Loan Bank of New York and $6.3 million in cash and cash equivalents, which was sufficient to cover 100% of our uninsured and uncollateralized deposits at June 30, 2026. Municipal deposits held by GS&L Municipal Bank are fully collateralized by available for sale government and collateralized mortgage obligation securities.

Federal Home Loan Bank advances decreased by $3.0 million, or 42.86%, to $4.0 million at June 30, 2026 from $7.0 million at September 30, 2025. The decrease in advances was primarily due to an increase in customer deposits and decrease in securities available for sale, partially offset by an increase in loans receivable, net of allowance for credit losses.

Shareholders’ equity increased by $0.6 million, or 2.00%, to $32.7 million at June 30, 2026 from $32.1 million at September 30, 2025. The increase in shareholders’ equity was primarily a result of net income and a $0.1 million increase to the market value adjustment on the securities portfolio included in the accumulated other comprehensive loss component, partially offset by the repurchase of common stock of $0.3 million which was returned to authorized but unissued stock. The Company also declared and paid dividends of $0.18 per share totaling $191,000 during the nine months ended June 30, 2026.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Financial Highlights

Net income for the three months ended June 30, 2026 was $239,000, compared to $217,000 for the three months ended June 30, 2025. Net income for the three months ended June 30, 2026 was higher than the three months ended June 30, 2025 primarily due to a $61,000 increase in net interest income and a $30,000 gain on sale of a foreclosed property. The Company recorded a $12,000 provision for credit losses for both the three months ended June 30, 2026 and 2025. Interest expense for the three months ended June 30, 2026 was $381,000 compared to $360,000 for the three months ended June 30, 2025, primarily due to a $34,000 increase in interest expense in Federal Home Loan Bank advances, partially offset by a $13,000 decrease in interest expense on deposits.

Net Interest Income

Net interest income totaled $1.9 million for the three months ended June 30, 2026, as compared to $1.8 million for the three months ended June 30, 2025. Net interest income for the three months ended June 30, 2026 increased by $61,000, or 3.37%, primarily due to an increase in interest income on loans of $150,000 and a decrease in interest expense on deposits of $13,000, partially offset by an increase in interest expense in Federal Home Loan Bank advances of $34,000 and a decrease in interest income on securities of $60,000.

Interest income increased by $82,000, or 3.78%, for the three months ended June 30, 2026 due to an increase in loan income from an increase in loan origination and loan repricing, partially offset by a decrease in interest on taxable securities.

Interest expense increased by $21,000, or 5.83%, due to an increase in Federal Home Loan Bank borrowing interest expense, partially offset by a decrease in interest expense on deposits.

Net interest margin increased by 10 basis points, to 4.25% for the three months ended June 30, 2026 driven primarily by an increase in net interest income.

Provision for Credit Losses

Management recorded a $10,000 provision for credit loss on loans, and a $2,000 provision for credit loss on unfunded commitments, for the three months ended June 30, 2026, compared to a $9,000 provision for credit loss on loans, and a $3,000 provision for credit loss on unfunded commitments for the three months ended June 30, 2025. Based on a review of the loans that were in the loan portfolio at June 30, 2026, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.4 million and $695,000 at June 30, 2026 and September 30, 2025, respectively. At June 30, 2026 and September 30, 2025, non-performing loans consisted of $1.3 million and $679,000 of non-performing residential mortgage loans, respectively.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$82	$81	$1	1.23%
ATM card fees	69	72	(3)	4.17%
Earnings on investment in life insurance	45	43	2	4.65%
Other non-interest income	34	23	11	47.83%
Earnings on deferred fees plan	18	28	(10)	35.71%
Earnings on secondary market programs	9	9	—	—%
Loss on disposal of premises and equipment, net	(2)	—	(2)	100.00%
Total non-interest income, net	$255	$256	$(1)

The decrease in total non-interest income for the three months ended June 30, 2026, was primarily due to a $10,000 decrease in earnings on the deferred fees plan, primarily due to fluctuations with market rates. Other non-interest income increased $11,000 for the three months ended June 30, 2026, compared to the same period last year, primarily due to a non-recurring insurance settlement.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$839	$842	$(3)	0.36%
Other non-interest expense	297	197	100	50.76%
Building, occupancy and equipment	245	218	27	12.39%
Professional fees	173	180	(7)	3.89%
Data processing	103	100	3	3.00%
Directors fees	94	82	12	14.63%
Intangibles amortization expense	81	93	(12)	12.90%
Postage and supplies	29	28	1	3.57%
Earnings on deferred fees plan	18	28	(10)	35.71%
Foreclosed assets, net	(18)	18	(36)	200.00%
Total non-interest expense	$1,861	$1,786	$75

The increase in total non-interest expense included a $100,000 increase in other non-interest expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily due to higher supplemental retirement plan expenses, increased ATM card processing costs, higher credit bureau fees resulting from increased lending activity, and a year-over-year increase in miscellaneous expense due to the recognition of a recovery in the prior-year period that did not recur in the current period. Foreclosed assets, net decreased $36,000 to a net benefit of $18,000 for the three months ended June 30, 2026, compared to an expense of $18,000 for the three months ended June 30, 2025. The change was primarily due to the sale of a foreclosed property during the three months ended June 30, 2026.

Income Taxes

The Company recorded an income tax expense of $14,000 and $51,000 for the three months ended June 30, 2026 and 2025, respectively. The decrease in income taxes resulted from a decrease in pre-tax book income as well as an increase in tax-exempt income. The Company’s effective income tax rates were 5.53% and 19.03% for the three months ended June 30, 2026 and 2025, respectively. The decrease in the effective income tax rate for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily related to the decrease in pre-tax book income and fluctuations in permanent tax differences primarily related to tax-exempt income.

Results of Operations for the Nine Months Ended June 30, 2026 and 2025

Financial Highlights

Net income for the nine months ended June 30, 2026 was $743,000, compared to $495,000 for the nine months ended June 30, 2025. Net income for the nine months ended June 30, 2026 was higher than the nine months ended June 30, 2025 primarily due to a $103,000 gain recognized from a bank-owned life insurance death benefit and a $226,000 increase in net interest income. The Company also recorded an $30,000 provision for credit losses for the nine months ended June 30, 2026 compared to a $27,000 provision for credit losses for the nine months ended June 30, 2025. Interest expense remained relatively consistent at $1.2 million, increasing $17,000 compared to the same period in the prior year. The increase was primarily due to a $134,000 increase in interest expense in Federal Home Loan Bank advances, partially offset by a $117,000 decrease in interest expense on deposits.

Net Interest Income

Net interest income totaled $5.5 million for the nine months ended June 30, 2026, as compared to $5.3 million for the nine months ended June 30, 2025. Net interest income for the nine months ended June 30, 2026 increased by $226,000, or

4.25%, primarily due to an increase in interest income on loans of $426,000 and a decrease in interest expense on deposits of $117,000, partially offset by an increase in interest expense in Federal Home Loan Bank advances of $134,000 and a decrease in interest income on securities of $146,000.

Interest income increased by $243,000, or 3.75%, for the nine months ended June 30, 2026 due to an increase in loan income from an increase in loan origination and loan repricing, partially offset by a decrease in interest on taxable securities.

Interest expense increased by $17,000, or 1.48%, due to an increase in Federal Home Loan Bank borrowing interest expense, partially offset by a decrease in interest expense on deposits.

Net interest margin increased by 10 basis points, to 4.17% for the nine months ended June 30, 2026 driven primarily by an increase in net interest income.

Provision for Credit Losses

Management recorded credit loss provisions of $30,000 and $27,000 for the nine months ended June 30, 2026 and 2025, respectively. Based on a review of the loans that were in the loan portfolio at June 30, 2026, management believes that the allowance is maintained at a level that represents its best estimate of inherent credit losses in the loan portfolio that were both probable and reasonably estimable.

Non-performing loans were $1.4 million and $695,000 at June 30, 2026 and September 30, 2025, respectively. At June 30, 2026 and September 30, 2025, non-performing loans consisted of $1.3 million and $679,000 of non-performing residential mortgage loans, respectively.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Nine Months Ended June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Service charges	$260	$238	$22	9.24%
ATM card fees	200	204	(4)	1.96%
Earnings on investment in bank owned life insurance	137	125	12	9.60%
Gain on life insurance death benefit	103	—	103	100.00%
Other non-interest income	49	86	(37)	43.02%
Earnings on deferred fees plan	48	30	18	60.00%
Earnings on secondary market programs	29	34	(5)	14.71%
Realized gain on sales of securities - AFS	2	—	2	100.00%
Unrealized loss on swap agreements	—	(9)	9	100.00%
Loss on disposal of premises and equipment, net	(2)	—	(2)	100.00%
Total non-interest income	$826	$708	$118

The increase in total non-interest income for the nine months ended June 30, 2026, was primarily due to a $103,000 gain recognized from a bank-owned life insurance death benefit. Earnings on investments in life insurance increased $12,000 and earnings on deferred fees plan increased $18,000 for the nine months ended June 30, 2026, compared to the same period last year, primarily due to fluctuations with market rates. Other non-interest income decreased $37,000 for the nine months ended June 30, 2026, compared to the same period last year, primarily due to additional income from a tax-related refund recognized in the comparable period last year that did not recur this year.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Nine Months Ended June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
	(unaudited)
Salaries and employee benefits	$2,544	$2,554	$(10)	0.39%
Other non-interest expense	823	736	87	11.82%
Building, occupancy and equipment	784	710	74	10.42%
Professional fees	483	488	(5)	1.02%
Data processing	313	309	4	1.29%
Directors fees	281	263	18	6.84%
Intangibles amortization expense	243	278	(35)	12.59%
Postage and supplies	86	87	(1)	1.15%
Earnings on deferred fees plan	48	30	18	60.00%
Foreclosed assets, net	(42)	19	(61)	321.05%
Total non-interest expense	$5,563	$5,474	$89

The increase in total non-interest expense included an $87,000 increase in other non-interest expense for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. This was primarily due to the non-recurrence of a recovery recognized in miscellaneous expense during the prior-year period. Building, occupancy and equipment expense increased by $74,000 for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. This was primarily due to higher utility costs and increased snow removal expenses during the winter season along with general increases in routine property maintenance and equipment service contracts. Foreclosed assets, net decreased $61,000 to a net benefit of $42,000 for the nine months ended June 30, 2026, compared to net expense of $19,000 for the nine months ended June 30, 2025. The change was primarily due to a favorable fair value adjustment and subsequent gain on the sale of one foreclosed property and the sale of a different foreclosed property during the nine months ended June 30, 2026.

Income Taxes

The Company recorded an income tax expense of $38,000 and $34,000 for the nine months ended June 30, 2026 and 2025, respectively. The increase in income taxes resulted from an increase in pre-tax book income as well as an increase in tax-exempt income. The Company’s effective income tax rates were 4.87% and 6.43% for the nine months ended June 30, 2026 and 2025, respectively. The decrease in the effective income tax rate for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was primarily related to fluctuations in permanent tax differences, specifically the recognition of a tax-exempt $103,000 gain on a bank-owned life insurance death benefit during the current period.

Asset Quality

Non-performing loans were $1.4 million and $695,000 at June 30, 2026 and September 30, 2025, respectively. At June 30, 2026 and September 30, 2025, non-performing loans consisted of $1.3 million and $679,000 of non-performing residential mortgage loans, respectively.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on economic or legal reasons related to loans with borrowers experiencing financial difficulties. There were no loans modified to borrowers experiencing financial difficulty during the nine months ended June 30, 2026. Loans modified to borrowers experiencing financial difficulty may be considered to be non-performing and, if so, are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

Average Balances and Yields

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $489,000 and $456,000 for the three and nine months ended June 30, 2026 and 2025, respectively.

For the Three Months Ended June 30,
2026	2025
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)
Interest-earning assets:
Loans	$133,940	$1,870	5.60%	$125,778	$1,720	5.48%
Securities	40,300	358	3.56%	46,321	418	3.62%
Other short term investments	2,418	24	3.98%	2,719	32	4.72%
Total interest-earning assets	176,658	2,252	5.11%	174,818	2,170	4.98%
Noninterest-earning assets	21,549	21,262
Total assets	$198,207	$196,080

Interest-bearing liabilities:
Regular savings and club deposits	50,555	19	0.15%	56,811	20	0.14%
Money market and NOW deposits	50,349	30	0.24%	49,903	20	0.16%
Certificates of deposit	37,822	298	3.16%	37,568	320	3.42%
Total interest-bearing deposits	138,726	347	1.00%	144,282	360	1.00%
Federal Home Loan Bank advances and other borrowings	3,516	34	3.88%	—	—	—%
Total interest-bearing liabilities	142,242	381	1.07%	144,282	360	1.00%
Noninterest-bearing demand deposits	20,354	19,598
Other noninterest-bearing liabilities	4,053	985
Total liabilities	166,649	164,865
Total shareholders’ equity	31,558	31,215
Total liabilities and shareholders’ equity	$198,207	$196,080
Net interest income	$1,871	$1,810
Net interest rate spread(1)	4.04%	3.98%
Net interest-earning assets(2)	$34,416	$30,536
Net interest margin(3)	4.25%	4.15%
Average interest-earning assets to interest-bearing liabilities	1.24	x	1.21	x
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

For the Nine Months Ended June 30,
2026	2025
Average	Average
Outstanding	Average	Outstanding	Average
Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

(Dollars in thousands)
(unaudited)

Interest-earning assets:
Loans	$132,628	$5,519	5.56%	$125,138	$5,093	5.44%
Securities	43,010	1,138	3.54%	47,177	1,284	3.64%
Other short-term investments	2,095	59	3.77%	2,701	96	4.75%
Total interest-earning assets	177,733	6,716	5.05%	175,016	6,473	4.94%
Noninterest-earning assets	21,809	21,799
Total assets	$199,542	$196,815

Interest-bearing liabilities(1):
Regular savings and club deposits	52,305	53	0.14%	57,617	55	0.13%
Money market and NOW deposits(2)	50,449	87	0.23%	48,600	42	0.12%
Certificates of deposit	36,891	894	3.24%	37,972	1,054	3.71%
Total interest-bearing deposits	139,645	1,034	0.99%	144,189	1,151	1.07%
Federal Home Loan Bank advances and other borrowings	4,443	134	4.03%	—	—	—%
Total interest-bearing liabilities	144,088	1,168	1.08%	144,189	1,151	1.07%
Noninterest-bearing demand deposits	20,142	20,208
Other noninterest-bearing liabilities	3,102	604
Total liabilities	167,332	165,001
Total shareholders’ equity	32,210	31,814
Total liabilities and shareholders’ equity	$199,542	$196,815
Net interest income	$5,548	$5,322
Net interest rate spread(3)	3.97%	3.87%
Net interest-earning assets(4)	$33,645	$30,827
Net interest margin(5)	4.17%	4.07%
Average interest-earning assets to interest-bearing liabilities	1.23	x	1.21	x
(1)	The following table provides a reconciliation of the impact of swap agreements in the table above with respect to the following items:

	For the Nine Months Ended June 30,
	2026	2025

	(Dollars in thousands)
Interest on money market and NOW deposit accounts	$87	$42
Impact of swap agreements	—	(10)
Interest on deposits, excluding impact of swap agreements	87	$52
(2)	Interest on money market and NOW deposit accounts includes net interest on swap agreements hedged against deposits.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2026			Nine Months Ended June 30, 2026
	Compared to			Compared to
	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	112	38	150	311	115	426
Securities	(53)	(7)	(60)	(111)	(35)	(146)
Other short-term investments	(3)	(5)	(8)	(19)	(18)	(37)
Total interest-earning assets	56	26	82	181	62	243

Interest-bearing liabilities:
Regular savings and club deposits	(2)	1	(1)	(6)	4	(2)
Money market and NOW deposits	—	10	10	2	43	45
Certificates of deposit	2	(24)	(22)	(29)	(131)	(160)
Total deposits	—	(13)	(13)	(33)	(84)	(117)
Federal Home Loan Bank advances and other borrowings	34	—	34	134	—	134
Total interest-bearing liabilities	34	(13)	21	101	(84)	17
			—
Change in net interest income	22	39	61	80	146	226

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from sales and maturities of securities. We also rely on borrowings from the Federal Home Loan Bank as supplemental sources of funds. At June 30, 2026, there was $4.0 million in outstanding advances from the Federal Home Loan Bank, and we had the ability to borrow an additional $62.4 million. Additionally, at June 30, 2026, we had a line of credit with the Federal Reserve Discount Window totaling $5.0 million and a second line of credit with Atlantic Community Bankers Bank totaling $4.0 million. At June 30, 2026, there were no outstanding balances under any of these additional credit facilities. During the quarter ended June 30, 2026, the Bank was approved for an increase to $5.0 million on the Atlantic Community Bankers Bank line of credit, with final documentation submitted to the Board of Directors for ratification in July 2026.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $1.0 million and $0.6 million for the nine months ended June 30, 2026 and 2025, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchases and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from sales, maturities and principal payments received on securities available-for-sale, was $2.2 million and $0.7 million for the nine months ended June 30, 2026 and 2025, respectively. Net cash used in financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances, was $1.5 million for the nine months ended June 30, 2026 and was $0.5 million for the nine months ended June 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We have no material commitments for capital expenditures as of June 30, 2026. Our current strategy is to increase core deposits and utilize FHLB advances and brokered deposits to fund loan growth. We did not have any brokered deposits as of June 30, 2026 or September 30, 2025.

Gouverneur Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations and to fund repurchases of shares of common stock. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp is governed by applicable bank regulations. At June 30, 2026 and September 30, 2025, Bancorp (on an unconsolidated basis) had liquid assets of $0.6 million and $1.3 million, respectively.

At June 30, 2026 and September 30, 2025, the Bank exceeded all of its regulatory capital requirements. Management is not aware of any conditions or events that would change the Bank’s categorization as well-capitalized.

Subsequent Event – Strategic Balance Sheet Optimization

Subsequent to quarter-end, in July 2026, the Company sold approximately $23.8 million of available-for-sale investment securities with a weighted average yield of 3.62%, recognizing an estimated pre-tax loss of approximately $2.0 million. Because these securities were classified as available-for-sale, a substantial portion of the loss had previously been recognized through accumulated other comprehensive income (“AOCI”), reducing the impact to tangible capital at the time of sale.

To satisfy ongoing collateral and pledging requirements, the Company reinvested approximately $11.6 million of the proceeds into shorter-duration available-for-sale investment securities with a weighted average yield of 5.01%. Management believes that these securities provide stronger cash flow characteristics, lower duration and reduced interest rate sensitivity while generating higher yields than the securities sold. The remaining proceeds from the securities were used to repay FHLBNY advances and increase liquidity available to fund higher-yielding loan growth.

The Company is also in the process of selling approximately $20.0 million of lower-yielding loans with a weighted average yield of approximately 3.70%. The loan sale transaction is expected to close during the quarter ending September 30, 2026, and is currently expected to result in an estimated pre-tax loss of approximately $2.0 million. The Company will retain servicing rights on the loans, allowing it to continue servicing its customers while generating ongoing service income. Proceeds from the loan sale are expected to be redeployed into higher yielding loan originations over time.

Management currently estimates the balance sheet optimization transaction will have an earn-back period of approximately 5 years based on improvements in net interest income. Because a substantial portion of the securities loss had previously been reflected in AOCI, the accounting loss recognized upon sale does not represent the full economic impact of the transaction. As excess liquidity is redeployed into higher-yielding loans over time, the strategy is currently expected to increase net interest margin by approximately 51 basis points and increase annual earnings per share by approximately $0.58 once fully deployed. The Company expects to remain well-capitalized following completion of the balance sheet optimization transaction, with capital ratios projected to remain substantially in excess of the regulatory standards required to be considered a “well-capitalized” institution. Management believes the strategy will enhance future earnings while preserving financial flexibility to support continued loan growth.

This strategic optimization is not expected to impact the Company’s ability to continue evaluating opportunities to effect future share repurchases and pay cash dividends, as market conditions permit and when management and the Board determine such actions are financially prudent.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2026 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2026 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The table below sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points)(1)	Year 1 Forecast	from Level
	(Dollars in thousands)
	(unaudited)
+400	6,783	(868)
+300	6,984	(667)
+200	7,205	(446)
+100	7,426	(225)
Level	7,651	—
-100	7,791	140
-200	7,810	159
-300	7,648	(3)
-400	7,586	(65)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The tables below set forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest	Estimated	Estimated Increase (Decrease) in		EVE as a Percentage of Present
Rates (basis points)(1)	EVE(2)	EVE		Value of Assets(3)
					Increase
				EVE	(Decrease)
		Amount	Percent	Ratio(4)	(basis points)

		(Dollars in thousands)
		(unaudited)
+400	38,530	(14,697)	(27.61)%	24.31%	(3.83)%
+300	41,611	(11,616)	(21.82)%	25.23%	(2.91)%
+200	45,009	(8,218)	(15.44)%	26.16%	(1.98)%
+100	48,482	(4,745)	(8.91)%	26.98%	(1.16)%
—	53,227	—	—	28.14%	—
-100	56,490	3,263	6.13%	28.49%	0.35%
-200	56,939	3,712	6.97%	27.69%	(0.45)%
-300	54,325	1,098	2.06%	25.76%	(2.38)%
-400	51,999	(1,228)	(2.31)%	23.92%	(4.22)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

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

During the quarter ended June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims, from time to time, arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

ITEM 1A.RISK FACTORS

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on December 19, 2025. As of June 30, 2026, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended June 30, 2026:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per share	Plans or Programs	Plans or Programs
April 1 to 30, 2026	899	$18.01	69,300	38,834
May 1 to 31, 2026	1,105	19.07	70,405	37,729
June 1 to 30, 2026	229	19.82	70,634	37,500
Total	2,233	$18.72	70,634

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption of or termination of a “Rule 10b5-1 trading agreement” or non-Rule 10b5-1 trading agreement, as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2026, inline formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOUVERNEUR BANCORP, INC.

Date:	August 13, 2026	By:	/s/ Stephen M. Jefferies
Stephen M. Jefferies
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ James D. Campanaro
James D. Campanaro
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)